Form 10-Q
period 2022-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-01-19
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of January 19, 2023, there were 95,404 of the registrant’s Class A units (2,862,128 Depositary Receipts) of limited partnership issued and outstanding and 22,658 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Rental Properties	$242,937,926	$251,355,202
Cash and Cash Equivalents	59,473,939	96,083,508
Rents Receivable	414,659	935,303
Real Estate Tax Escrows	1,907,378	861,697
Investment in U.S. Treasury Bills	73,995,586	—
Prepaid Expenses and Other Assets	7,613,638	6,183,981
Investments in Unconsolidated Joint Ventures	1,439,150	1,455,888
Total Assets	$387,782,276	$356,875,579
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	411,475,632	370,481,390
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	24,136,809	22,992,420
Accounts Payable and Accrued Expenses	4,298,250	4,324,879
Advance Rental Payments and Security Deposits	8,874,364	8,369,497
Total Liabilities	448,785,055	406,168,186
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 119,324 and 121,516 units outstanding in 2022 and 2021 respectively	(61,002,779)	(49,292,607)
Total Liabilities and Partners’ Capital	$387,782,276	$356,875,579

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Rental income	$16,974,515	$15,832,492	$50,260,258	$46,145,825
Laundry and sundry income	103,868	114,180	330,461	336,980
	17,078,383	15,946,672	50,590,719	46,482,805
Expenses
Administrative	696,656	607,478	2,028,319	1,819,481
Depreciation and amortization	4,114,913	3,956,979	12,212,278	11,806,561
Management fee	683,999	646,059	2,029,453	1,867,798
Operating	1,410,843	1,338,718	5,609,302	4,792,332
Renting	181,574	458,040	501,906	941,281
Repairs and maintenance	3,126,953	3,128,369	8,381,339	7,432,860
Taxes and insurance	2,302,648	2,259,793	6,879,455	6,688,885
	12,517,586	12,395,436	37,642,052	35,349,198
Income Before Other Income (Expense)	4,560,797	3,551,236	12,948,667	11,133,607
Other Income (Expense)
Interest income	363,350	27	363,411	74
Interest expense	(3,982,445)	(3,393,518)	(11,060,794)	(10,136,630)
Income (loss) from investments in unconsolidated joint ventures	93,516	(233,130)	203,867	(796,725)
Other (expenses)	(39,994)	—	(874,526)	—
	(3,565,573)	(3,626,621)	(11,368,042)	(10,933,281)
Net Income	$995,224	$(75,385)	$1,580,625	$200,326

Net Income per Unit	$8.32	$(0.62)	$13.12	$1.65
Weighted Average Number of Units Outstanding	119,638	121,756	120,465	121,756

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	(7,852,318)	(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(2,805,265)	(666,251)	(35,065)	(3,506,581)
Net Income	—	—	—	—	—	—	160,261	38,062	2,003	200,326
Balance September 30 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(35,848,451)	$(8,480,507)	$(446,342)	$(44,775,300)

Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	$(9,338,738)	$(491,512)	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(6,498,504)	(1,543,395)	(81,231)	(8,123,130)
Stock Buyback	—	—	—	—	2,192	(2,192)	(4,134,773)	(981,249)	(51,645)	(5,167,667)
Net Income	—	—	—	—	—	—	1,264,500	300,319	15,806	1,580,625
Balance September 30, 2022	144,180	34,243	1,802	180,225	60,901	119,324	$(48,831,134)	$(11,563,063)	$(608,582)	$(61,002,779)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$1,580,625	$200,326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,212,278	11,806,561
Amortization of deferred finance costs	350,115	179,879
(Income) Loss from investments in joint ventures	(203,867)	796,725
Allowance for doubtful accounts	—	906,986
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	72,500	27,250
Decrease (Increase) in rents receivable	520,644	(498,584)
(Decrease) Increase in accounts payable and accrued expense	(26,636)	413,183
(Increase) in real estate tax escrow	(1,045,681)	(32,970)
(Increase) in prepaid expenses and other assets	(931,325)	(1,195,693)
Increase in advance rental payments and security deposits	504,867	244,888
Total Adjustments	11,452,895	12,648,225
Net cash provided by operating activities	13,033,520	12,848,551
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,135,000	603,202
(Investment) in unconsolidated joint ventures	—	(40,702)
Investment in U.S. Treasury Bills	(103,995,587)	—
Proceeds from U.S.Treasury Bills	30,000,000	—
Improvement of rental properties	(3,708,707)	(2,230,442)
Net cash (used in) investing activities	(76,569,294)	(1,667,942)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,720,335)	(1,704,743)
Proceeds from Mortgage Notes Payable	41,937,337	—
Stock buyback	(5,167,667)	—
Distributions to partners	(8,123,130)	(3,506,581)
Net cash provided by (used in) financing activities	26,926,205	(5,211,324)
Net (Decrease) Increase in Cash and Cash Equivalents	(36,609,569)	5,969,285
Cash and Cash Equivalents, at beginning of period	96,083,508	18,646,972
Cash and Cash Equivalents, at end of period	$59,473,939	$24,616,257

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 29 properties which include 21 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,892 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $350,000 and $180,000 for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 13).

Cash Equivalents: The Partnership considers cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less at the time of purchase.

Investments in Treasury Bills: Investments in Treasury Bills are recorded at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2022 or 2021. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2022, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, and investments in U.S. Treasury bills, earning interest at rates from 0.01% to 2.19%. At September 30, 2022 and December 31, 2021, respectively approximately $45,045,000, and $96,166,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $190,316 and $240,814 for the nine months ended September 30, 2022, and 2021, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2022, and 2021 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2022, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2022, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton, and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2022 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2022	December 31, 2021	Useful Life
Land, improvements and parking lots	$87,506,136	$86,887,276	15	-	40	years
Buildings and improvements	254,618,756	253,952,680	15	-	40	years
Kitchen cabinets	17,384,297	16,946,916	5	-	10	years
Carpets	12,751,418	12,029,577	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	613,961	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	18,767,307	18,072,761	5	-	30	years
Motor vehicles	171,519	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	8,462,476	7,898,163	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	404,296,949	400,588,242
Less: Accumulated depreciation	(161,359,023)	(149,233,040)
	$242,937,926	$251,355,202

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”) an entity that is owned by the majority shareholder of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,029,000 and $1,868,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2022 and 2021, approximately $583,000 and $766,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2022 expenses referred to above, approximately $215,000 consisted of repairs and maintenance, $256,000 of administrative expense, and approximately $23,000 for renting expense. Approximately $89,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2022, the Hamilton Company received approximately $567,000 from the Investment Properties of which approximately $491,000 was the management fee, approximately $38,000 was for maintenance services, approximately $14,000 was for administrative services and approximately $24,000 for construction, architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,945,000 and $2,759,000 for the nine months ended September 30, 2022 and 2021, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2022, the Partnership accrued $70,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2021, the Partnership contributed $33,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2022 and 2021, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $68,000 and $8,000 for the nine months ended September 30, 2022 and 2021 respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,402,000, and $3,067,000 of security deposits are included in prepaid expenses and other assets at September 30, 2022 and December 31, 2021, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at September 30, 2022 and December 31, 2021 is approximately $1,849,000 and $1,819,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $7,000 net of accumulated amortization of approximately $1,411,000 and approximately $26,000 net of accumulated amortization of approximately $1,392,000 at September 30, 2022 and December 31, 2021, respectively.

Financing fees in association with the line of credit of approximately $124,000 and $169,000 are net of accumulated amortization of approximately $55,000 and $10,000 at September 30, 2022 and December 31, 2021 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2022 and December 31, 2021, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2022, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,471,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2022, the weighted average interest rate on the above mortgages was 3.69%. The effective rate of 3.80% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,213,000 and $2,709,000 are net of accumulated amortization of approximately $948,000 and $1,139,000 at September 30, 2022 and December 31, 2021, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2022 are as follows:

2023—current maturities	$8,583,000
2024	2,749,000
2025	3,260,000
2026	25,209,000
2027	3,121,000
Thereafter	371,767,000
414,689,000
Less: unamortized deferred financing costs	(3,213,000)
$411,476,000

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

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $854,000 in prepayment penalties. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.05%. As of September 30, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2022, amounts received for prepaid rents of approximately $2,581,000 are included in cash and cash equivalents, and security deposits of approximately $3,402,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022. In April 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on June 30, 2022. In July 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on September 30, 2022.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2022	2021
Net Income per Depositary Receipt	$0.44	$0.05
Distributions per Depositary Receipt	$2.24	$0.96

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2022 are as follows:

Class A	48,721
Class B	11,571
General Partnership	609
60,901

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2022, the Partnership has repurchased 1,486,802 Depositary Receipts at an average price of $30.09 per receipt (or $902.70 per underlying Class A Unit), 4,034 Class B Units and 212 General Partnership Units, both at an average price of $1,179.00 per Unit, totaling approximately $50,336,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2022, the Partnership purchased a total of 52,613 Depositary Receipts. The average price was $78.53 per receipt or $2,355.90 per unit. The cost including commission was $4,134,773.The Partnership was required to repurchase 416.52 Class B Units and 21.92 General Partnership units at a cost of $981,249 and $51,645 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2022, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2022 as follows:

Commercial
Property Leases
2023	$1,981,000
2024	1,409,000
2025	871,000
2026	728,000
2027	406,000
Thereafter	1,683,000
$7,078,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $441,000 and $417,000 for the nine months ended September 30, 2022 and 2021 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 28% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2023	$430,143	55,286	22	19%
2024	785,710	26,248	13	37%
2025	135,210	2,461	4	6%
2026	198,266	5,396	4	9%
2027	269,210	11,716	5	12%
2028	93,873	2,158	1	4%
2029	181,324	5,104	2	8%
2030	—	—	—	—%
2031	—	—	—	—%
Thereafter	118,245	—	1	5%
Totals	$2,211,981	108,369	52	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $824,000 and $832,000 at September 30, 2022 and December 31, 2021. Included in rents receivable at September 30, 2022 is approximately $76,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at September 30, 2022 also includes approximately $13,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2022 and 2021, cash paid for interest was approximately $10,584,000, and $9,985,000 respectively. Cash paid for state income taxes was approximately $52,000 and $70,000 during the nine months ended September 30, 2022 and 2021 respectively. During the nine months ended September 30, 2022, four properties were involved in a non-cash financing activity of approximately $37,000,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2022 and December 31, 2021, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2022 and December 31, 2021 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts.

The Partnership has investments in Treasury Bills some of which mature over a period greater than 90 days and are classified as short-term investments. The Treasury Bills are carried at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income. The Treasury Bills classified within Level I of the fair value hierarchy.

At September 30, 2022 and December 31, 2021 we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		September 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash equivalents		$59,473,939	$59,529,805	$96,083,508	$96,083,508
Treasury bills		$73,995,586	$74,158,935	$—	$—
Total Assets		$133,469,525	$133,688,740	$96,083,508	$96,083,508

Liabilities
Mortgage payable
- Partnership properties	*	$411,475,632	$366,891,771	$370,481,390	$383,244,134
- Investment properties	*	$166,119,958	$155,922,343	$166,203,705	$175,881,762
Total Liabilities		$577,595,590	$522,814,114	$536,685,095	$559,125,896

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $4,056,000 was approximately $6,756,000 more than statement income for the year ended December 31, 2021. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2021 is approximately $10,946,000 more than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation and bonus depreciation. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,066,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2022, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000. Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. At September 30, 2022, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2022, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2022, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2022, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $8,770,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,935,095	$2,586,302	$4,852,841	$79,107	$4,551,023	$13,688,356	$76,657,705	$108,350,429
Cash & Cash Equivalents	883,219	88,190	265,808	9,882	175,451	910,242	2,220,183	4,552,975
Rent Receivable	198,014	77,561	1,240	4,906	5,299	18,832	44,830	350,682
Real Estate Tax Escrow	74,625	—	69,748	—	32,497	105,494	—	282,364
Prepaid Expenses & Other Assets	321,917	56,261	117,224	757	28,665	224,845	2,298,375	3,048,044
Total Assets	$7,412,870	$2,808,314	$5,306,861	$94,652	$4,792,935	$14,947,769	$81,221,093	$116,584,494
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,958,633	$—	$8,731,598	$—	$5,926,689	$16,869,235	$124,633,803	$166,119,958
Accounts Payable & Accrued Expense	120,784	2,250	92,492	2,553	59,237	163,200	756,960	1,197,476
Advance Rental Pmts & Security Deposits	332,572	19,865	280,818	—	161,741	430,923	2,837,995	4,063,914
Total Liabilities	10,411,989	22,115	9,104,908	2,553	6,147,667	17,463,358	128,228,758	171,381,348
Partners’ Capital	(2,999,119)	2,786,199	(3,798,047)	92,099	(1,354,732)	(2,515,589)	(47,007,665)	(54,796,854)
Total Liabilities and Capital	$7,412,870	$2,808,314	$5,306,861	$94,652	$4,792,935	$14,947,769	$81,221,093	$116,584,494
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,393,100	$—	$46,050	$—	$—	$—	1,439,150
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,499,560)	$—	$(1,899,023)	$—	$(677,366)	$(1,257,794)	$(18,803,066)	(24,136,809)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,697,659)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through November 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,194,570	$235,842	$1,107,677	$77,935	$899,186	$2,725,431	$11,014,528	$17,255,169
Laundry and Sundry Income	9,839	—	120	—	472	25,402	73,452	109,285
	1,204,409	235,842	1,107,797	77,935	899,658	2,750,833	11,087,980	17,364,454
Expenses
Administrative	14,512	5,798	26,052	2,142	9,297	52,028	163,891	273,720
Depreciation and Amortization	358,568	8,782	259,967	2,448	253,369	808,116	2,813,436	4,504,686
Management Fees	58,716	9,879	43,719	3,166	35,967	108,615	230,937	490,999
Operating	169,086	—	54,901	1,219	95,538	282,757	853,728	1,457,229
Renting	23,823	—	27,857	—	8,988	39,844	85,229	185,741
Repairs and Maintenance	132,026	3,180	125,323	—	82,989	494,223	1,393,350	2,231,091
Taxes and Insurance	199,415	47,074	131,736	13,567	114,224	387,242	1,862,717	2,755,975
	956,146	74,713	669,555	22,542	600,372	2,172,825	7,403,288	11,899,441
Income Before Other Income	248,263	161,129	438,242	55,393	299,286	578,008	3,684,692	5,465,013
Other Income (Loss)
Interest Expense	(257,574)	—	(263,093)	—	(177,129)	(568,251)	(3,817,865)	(5,083,912)
	(257,574)	—	(263,093)	—	(177,129)	(568,251)	(3,817,865)	(5,083,912)
Net (Loss) Income	$(9,311)	$161,129	$175,149	$55,393	$122,157	$9,757	$(133,173)	$381,101
Net (Loss) Income —NERA 50%	$(4,656)	$80,565	$87,575	$27,697	$61,078	$4,879		257,136
Net Income —NERA 40%							$(53,269)	(53,269)
								$203,867

Financial information for the three months ended September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$433,819	$60,471	$392,851	$27,813	$300,345	$919,313	$3,894,398	$6,029,010
Laundry and Sundry Income	4,445	—	—	—	—	8,252	23,860	36,557
	438,264	60,471	392,851	27,813	300,345	927,565	3,918,258	6,065,567
Expenses
Administrative	5,640	4,250	6,060	793	3,542	16,448	54,159	90,892
Depreciation and Amortization	119,789	2,927	86,776	816	84,966	270,802	947,553	1,513,629
Management Fees	21,620	2,353	15,610	1,112	12,438	36,098	78,267	167,498
Operating	49,866	—	18,186	54	20,336	90,931	271,977	451,350
Renting	9,759	—	10,650	—	1,974	14,264	12,555	49,202
Repairs and Maintenance	62,158	—	41,565	—	37,999	188,269	595,679	925,670
Taxes and Insurance	66,313	15,566	44,269	4,448	38,546	125,879	642,107	937,128
	335,145	25,096	223,116	7,223	199,801	742,691	2,602,297	4,135,369
Income Before Other Income	103,119	35,375	169,735	20,590	100,544	184,874	1,315,961	1,930,198
Other Income (Loss)
Interest Expense	(116,185)	—	(86,694)	—	(59,000)	(191,453)	(1,283,295)	(1,736,627)
	(116,185)	—	(86,694)	—	(59,000)	(191,453)	(1,283,295)	(1,736,627)
Net Income (Loss)	$(13,066)	$35,375	$83,041	$20,590	$41,544	$(6,579)	$32,666	$193,571
Net Income (Loss)—NERA 50%	$(6,534)	$17,688	$41,520	$10,295	$20,771	$(3,289)		80,451
Net Income —NERA 40%							$13,065	13,065
								$93,516

Future annual mortgage maturities at September 30, 2022 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2023	$—	$228,573	$—	$—	$—	$228,573
9/30/2024	—	237,577	—	16,900,000	—	17,137,577
9/30/2025	10,000,000	246,936	—	—	—	10,246,936
9/30/2026	—	256,664	—	—	—	256,664
9/30/2027	—	266,775	—	—	—	266,775
Thereafter	—	7,533,358	6,000,000	—	125,000,000	138,533,358
	10,000,000	8,769,883	6,000,000	16,900,000	125,000,000	166,669,883
Less: unamortized deferred financing costs	(41,367)	(38,286)	(73,311)	(30,765)	(366,196)	(549,925)
	$9,958,633	$8,731,597	$5,926,689	$16,869,235	$124,633,804	$166,119,958

At September 30, 2022 the weighted average interest rate on the above mortgages was 4.05%. The effective rate was 4.12% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,376,891	$2,588,792	$5,139,866	$82,371	$4,766,334	$14,522,033	$79,175,187	$112,651,474
Cash & Cash Equivalents	230,394	73,049	154,633	9,776	231,357	602,344	2,135,096	3,436,649
Rent Receivable	65,313	13,744	23,113	7,081	7,285	38,832	236,721	392,089
Real Estate Tax Escrow	77,685	—	62,506	—	40,025	117,318	—	297,534
Prepaid Expenses & Other Assets	311,513	67,410	123,115	685	30,592	195,099	1,956,585	2,684,999
Total Assets	$7,061,796	$2,742,995	$5,503,233	$99,913	$5,075,593	$15,475,626	$83,503,589	$119,462,745
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,944,844	$—	$8,944,849	$—	$5,918,506	$16,853,184	$124,569,180	$166,230,563
Accounts Payable & Accrued Expense	82,137	2,250	99,583	2,711	67,629	169,515	804,862	1,228,687
Advance Rental Pmts& Security Deposits	189,746	—	247,951	—	154,400	474,463	2,427,394	3,493,954
Total Liabilities	10,216,727	2,250	9,292,383	2,711	6,140,535	17,497,162	127,801,436	170,953,204
Partners’ Capital	(3,154,931)	2,740,745	(3,789,150)	97,202	(1,064,942)	(2,021,536)	(44,297,847)	(51,490,459)
Total Liabilities and Capital	$7,061,796	$2,742,995	$5,503,233	$99,913	5,075,593	$15,475,626	$83,503,589	$119,462,745
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,370,373	$—	$48,601	$	$	$	$1,418,974
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,577,467)	$—	$(1,894,576)	$—	$(532,472)	$(1,010,769)	$(17,719,140)	(22,734,423)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,315,449)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units sold through November 1, 2021	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$856,569	$168,431	$1,019,465	$75,148	$865,196	$2,491,414	$9,513,069	$14,989,292
Laundry and Sundry Income	9,194	—	112	—	4,548	27,837	73,067	114,758
	865,763	168,431	1,019,577	75,148	869,744	2,519,251	9,586,136	15,104,050
Expenses
Administrative	70,445	2,103	22,651	2,140	11,485	49,372	160,336	318,532
Depreciation and Amortization	358,788	15,223	257,314	2,448	253,180	813,435	2,795,700	4,496,088
Management Fees	29,181	6,187	40,288	2,843	34,592	97,262	202,975	413,328
Operating	129,400	—	42,137	231	78,038	315,638	761,854	1,327,298
Renting	81,149	—	46,108	—	1,095	71,772	415,221	615,345
Repairs and Maintenance	123,467	520	100,182	—	86,566	446,677	1,506,426	2,263,838
Taxes and Insurance	195,974	45,037	131,574	14,535	107,198	336,333	1,812,549	2,643,200
	988,404	69,070	640,254	22,197	572,154	2,130,489	7,655,061	12,077,629
Income Before Other Income	(122,641)	99,361	379,323	52,951	297,590	388,762	1,931,075	3,026,421
Other Income (Loss)
Interest Expense	(184,542)	—	(269,993)	—	(177,757)	(568,246)	(3,792,615)	(4,993,153)
Other (Loss)
Other Income	—	—	—		—	—	1,222	1,222
	(184,542)	—	(269,993)	—	(177,757)	(568,246)	(3,791,393)	(4,991,931)
Net Income (Loss)	$(307,183)	$99,361	$109,330	$52,951	$119,833	$(179,484)	$(1,860,318)	$(1,965,510)
Net Income (Loss)—NERA 50%	$(153,593)	$49,681	$54,665	$26,476	$59,917	$(89,742)		(52,597)
Net Income —NERA 40%							$(744,128)	(744,128)
								$(796,725)

Financial information for the three months ended September 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$414,497	$111,191	$343,674	$26,410	$293,988	$827,140	$3,300,261	$5,317,161
Laundry and Sundry Income	2,986	—	—	—	1,243	9,796	23,706	37,731
	417,483	111,191	343,674	26,410	295,231	836,936	3,323,967	5,354,892
Expenses
Administrative	16,576	750	7,129	651	3,824	14,592	65,606	109,128
Depreciation and Amortization	120,266	5,074	86,449	816	84,827	272,874	938,058	1,508,364
Management Fees	17,335	6,187	13,943	1,272	11,716	32,831	73,512	156,796
Operating	60,232	—	16,060	55	23,542	101,948	260,794	462,631
Renting	26,272	—	12,174	—	375	20,213	222,664	281,698
Repairs and Maintenance	41,335	—	35,687	—	30,184	177,652	599,156	884,014
Taxes and Insurance	64,799	15,228	44,194	4,634	36,986	115,028	614,622	895,491
	346,815	27,239	215,636	7,428	191,454	735,138	2,774,412	4,298,122
Income Before Other Income	70,668	83,952	128,038	18,982	103,777	101,798	549,555	1,056,770
Other Income (Loss)
Interest Expense	(61,827)	—	(89,248)	—	(59,880)	(191,453)	(1,263,383)	(1,665,791)
Other Income	—	—	—	—	—	—		—
	(61,827)	—	(89,248)	—	(59,880)	(191,453)	(1,263,383)	(1,665,791)
Net Income (Loss)	$8,841	$83,952	$38,790	$18,982	$43,897	$(89,655)	$(713,828)	$(609,021)
Net Income (Loss)—NERA 50%	$4,421	$41,976	$19,395	$9,491	$21,949	$(44,829)		52,403
Net Income —NERA 40%							$(285,533)	(285,533)
								$(233,130)

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2022 was $70,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. SUBSEQUENT EVENTS

From October 1, 2022, through January 19, 2023, the Partnership has purchased 1,658 Depository Receipts. The average price was $76.58 per receipt, or $2,297.40 per unit. The total cost was $127,565. The Partnership is required to purchase 13 Class B units and 1 General Partnership units at a cost of $30,154 and $1,587, respectively.

On October 3, 2022, the Management Company was the target of a ransomware attack. The Management Company has been engaged by the General Partner, to perform general management functions for the Company’s properties in exchange for management fees. After becoming aware of the incident, the Management Company conducted an initial investigation into their digital environment and discovered that all on premise computer systems were encrypted. The Management Company worked with independent third-party cybersecurity specialists through its outside counsel to help with the restoration of the environment and to return operations securely. Hamilton maintains off-site data backups, which were verified to have not been compromised by the ransomware attack and were utilized to restore the data that had been encrypted. The Management Company has successfully recovered the impacted files and rebuilt its computer systems, adding additional security features designed to protect its systems and data from future attacks. This incident was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022.

On October 14, 2022, the Partnership entered into a modification agreement with Brookline Bank modifying its loan on 659-665 Worcester Road, Framingham, MA. The agreement modifies the loan on the existing debt of $5,954,546.14, extending the maturity until October 14, 2032, at an interest rate of 4.6%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term.  The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at least 65%.

On November 15, 2022, (the Partnership received a notification letter from the Corporate Compliance Department of the NYSE American Exchange (the “NYSE American”) indicating that as of November 15, 2022, the Partnership is not in compliance with the NYSE American’s standards for continued listing of the Partnership’s Depositary Receipts on the NYSE American as set forth in Section 1007 of the NYSE American Company Guide (the “Company Guide”). The Partnership failed to timely file (the “Filing Delinquency”) the Partnership’s Form 10-Q for the quarter ended September 30, 2022 (the “Delayed Report”). The NYSE American notification letter has no immediate effect on the listing or trading of the Partnership’s Depositary Receipts on the NYSE American, nor will it have any effect on the Partnership's financial condition or results of operations.  The Filing Delinquency is the result of the above-mentioned cybersecurity incident and was previously reported in the Partnership’s Current Report on Form 8-K filed with the SEC on November 21, 2022. The Filing Delinquency will be cured via the filing of the Delayed Report, which is this Form 10-Q.

In November 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on December 31, 2022.

On December 5, 2022, Andrew Bloch, the Chief Financial Officer (“CFO”) of the Management Company, which has been engaged by the Partnership to manage the properties of the Partnership, resigned as Chief Financial Officer. Mr. Bloch will continue to work with Hamilton on a consultative basis to ensure a smooth transition of responsibilities to the new CFO. Mr. Bloch remains a director of the General Partner, and of the Management Company. Mr. Bloch’s decision to resign as CFO is not the result of any disagreement with the Partnership on any matter relating to the Partnership’s operations, policies, or practices. Mr. Bloch has served as CFO of the Management Company since 1998.

Effective as of December 5, 2022, the Board of Directors of the Management Company elected Karen N. Zermani as CFO of the Management Company to fill the vacancy created by the resignation of Mr. Bloch as CFO.

On December 12, 2022, the Partnership signed a purchase and sale agreement to purchase a commercial retail property of approximately 20,700 square feet, located at 659 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. The Partnership has made a deposit of $500,000 to secure the transaction. This acquisition will be funded from the Partnership’s cash reserves. The Partnership closed on the transaction on January 18,2023.

On December 19, 2022, a class action was commenced in the United States District Court for the District of Massachusetts against a number of parties, including the Company:  Billie Jo White v. RealPage, Inc., et al, Case No. 1:22-cv-12134, United States District Court, District of Massachusetts (“RealPage Litigation”).

The first named defendant, RealPage, Inc., is allegedly the developer of a certain software platform known as “AI Revenue Management” (previously known as “YieldStar”).  In addition to RealPage, the Complaint names as defendants several companies, including the Company, allegedly owning, operating and/or managing residential real estate in the Greater Boston Metro Area (collectively, “Defendant Property Managers”).  The Complaint alleges that through the combined use of RealPage’s revenue management services, which allegedly included collecting non-public data regarding various factors influencing rents and generating a suggested rental price for each of the units controlled by a Defendant Property Manager using its services, the Defendant Property Managers constitute a rental “price-fixing cartel” in violation of federal and state anti-trust laws.  The Complaint seeks class certification and unspecified damages, trebled, together with attorney’s fees and other injunctive relief.  No class has yet been certified.

The Company disputes the allegations made against it and intends to vigorously defend the lawsuit.

The named Defendant Property Managers are the following:  Greystar Real Estate Partners, LLC; Cushman & Wakefield, Inc.; Lincoln Property Company; Peabody Properties, Inc.; New England Realty Associates Limited Partnership; WinnCompanies LLC and WinnResidential Manager Corp., UDR, Inc., SHP Management Corp., The Related Companies, Inc. and Simpson Property Group, LLLP.

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

Over the last several months, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $90,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 2.1% and 3.75%.

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

The vacancy rate for the Partnership’s residential properties as of November 1, 2022 was 1.8% as compared with a vacancy rate of 2.5% as of November 1, 2021. The vacancy rate for the Joint Venture properties as of November 1, 2022 was 0.9%, as compared to 2.8% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the third quarter of 2022, rents increased on average of 6.7% for renewals and increased on average of 18.2% for new leases. For the balance of 2022, management expects a strong rental market with continued rent growth.

For the third quarter of 2022, consolidated revenue increased by 7.2%, operating expenses increased by 1.0 % and Income before Other Income (Expense) increased by 28.4%, as compared to the third quarter of 2021.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.05%. As of September 30, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through September 30, 2022, the Partnership has purchased 1,486,802 Depositary Receipts. During the nine months ended September 30, 2022, the Partnership purchased a total of 52,613 Depositary Receipts.

At November 1, 2022, the Harold Brown related entities and Ronald Brown collectively own approximately 31.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2022, tenant renewals were approximately 68% with an average rental increase of approximately 6.2%, new leases accounted for approximately 32% with rental rate increases of approximately 16.1%. During the nine months ended September 30, 2022, leasing commissions were approximately $264,000 compared to approximately $642,000 for the nine months ended September 30, 2021, a decrease of approximately $378,000 (59.0%). Tenant concessions were approximately $39,000 for the nine months ended September 30, 2022, compared to approximately $34,000 for the nine months ended September 30, 2021, an increase of approximately $5,000 (14.7%). Tenant improvements were approximately $1,723,000 for the nine months ended September 30, 2022, compared to approximately $1,282,000 for the nine months ended September 30, 2021, an increase of approximately $441,000 (34.4%).

Hamilton accounted for approximately 2.6% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2022 and 2.4 % during the nine months ended September 30, 2021. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $162,000 (72.0%) and approximately $83,000 (60.5%) of the legal services paid for by the Partnership during the nine months ended September 30, 2022 and 2021 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2022, Hamilton provided the Partnership approximately $89,000 in construction and architectural services, compared to approximately $413,000 for the nine months ended September 30, 2021.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2022 and 2021, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Investments in Treasury Bills: Investments in Treasury Bills are recorded at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 and September 30, 2021

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,561,000 during the three months ended September 30, 2022, compared to approximately $3,551,000 for the three months ended September 30, 2021, an increase of approximately $1,010,000 (28.4%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2022	November 1, 2021
Residential
Units	2,911	2,911
Vacancies	53	73
Vacancy rate	1.8%	2.5%
Commercial
Total square feet	108,043	108,043
Vacancy	20,274	2,152
Vacancy rate	18.8%	2.0%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2022		2021
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$16,975	$16,975	$15,832	$15,832
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$4	$4	$127	$127

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021:

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$16,974,515	$15,832,492	$1,142,023	7.2%
Laundry and sundry income	103,868	114,180	(10,312)	(9.0%)
	17,078,383	15,946,672	1,131,711	7.1%
Expenses
Administrative	696,656	607,478	89,178	14.7%
Depreciation and amortization	4,114,913	3,956,979	157,934	4.0%
Management fee	683,999	646,059	37,940	5.9%
Operating	1,410,843	1,338,718	72,125	5.4%
Renting	181,574	458,040	(276,466)	(60.4%)
Repairs and maintenance	3,126,953	3,128,369	(1,416)	(0.0%)
Taxes and insurance	2,302,648	2,259,793	42,855	1.9%
	12,517,586	12,395,436	122,150	1.0%
Income Before Other Income (Expense)	4,560,797	3,551,236	1,009,561	28.4%
Other Income (Expense)
Interest income	363,350	27	363,323	100%
Interest expense	(3,982,445)	(3,393,518)	(588,927)	17.4%
Income from investments in unconsolidated joint ventures	93,516	(233,130)	326,646	(140.1%)
Other Income (Expense)	(39,994)	—	(39,994)	100.0%
	(3,565,573)	(3,626,621)	61,048	(1.7%)
Net Income	$995,224	$(75,385)	$1,070,609	1420.3%

Rental income for the three months ended September 30, 2022 was approximately $16,974,000, compared to approximately $15,832,000 for the three months ended September 30, 2021, an increase of approximately $1,142,000 (7.2%). The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Westgate Apartments, Hamilton Green, and Mill Street Gardens with increases of $455,000, $213,000, $101,000, $89,000 and $84,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2022 were approximately $12,517,000 compared to approximately $12,395,000 for the three months ended September 30, 2021, an increase of approximately $122,000 (1.0%), The factors contributing to the increase are an increase in depreciation and amortization of approximately $158,000 (4.0%), an increase in administrative expenses of approximately $89,000 (14.7%), and an increase in operating costs of approximately $72,000 (5.4%), partially offset by a decrease in renting expenses of approximately $276,000 (60.4%).

Interest expense for the three months ended September 30, 2022 was approximately $3,982,000 compared to approximately $3,393,000 for the three months ended September 30, 2021, an increase of approximately $589,000 (17.4%). The increase is due to the refinancing of properties, increasing the amount of the debt, which increased the interest expense for the period.

Interest income for the three months ended September 30, 2022 was approximately $363,000 compared to approximately $0 for the three months ended September 30, 2021, an increase of approximately $363,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 2.1% to 3.9%.

At September 30, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $93,000 for the three months ended September 30, 2022, compared to a net loss of approximately $233,000 for the three months ended September 30, 2021, an increase in income of approximately $326,000 (140.1%). This increase is primarily due to an increase in rental revenue to approximately $2,625,000 from $2,329,000, an increase of approximately $296,000 (12.7%) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Included in the income for the three months ended September 30, 2022 is depreciation and amortization expense of approximately $662,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2022 was approximately $995,000 compared to a net loss of approximately $75,000 for the three months ended September 30, 2021, an increase in income of approximately $1,070,000 (1,420.3%).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $12,949,000 during the nine months ended September 30, 2022, compared to approximately $11,134,000 for the nine months ended September 30, 2021, an increase of approximately $1,815,000 (16.3%).

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$50,260,258	$46,145,825	$4,114,433	8.9%
Laundry and sundry income	330,461	336,980	(6,519)	(1.9%)
	50,590,719	46,482,805	4,107,914	8.8%
Expenses
Administrative	2,028,319	1,819,481	208,838	11.5%
Depreciation and amortization	12,212,278	11,806,561	405,717	3.4%
Management fee	2,029,453	1,867,798	161,655	8.7%
Operating	5,609,302	4,792,332	816,970	17.0%
Renting	501,906	941,281	(439,375)	(46.7)%
Repairs and maintenance	8,381,339	7,432,860	948,479	12.8%
Taxes and insurance	6,879,455	6,688,885	190,570	2.8%
	37,642,052	35,349,198	2,292,854	6.5%
Income Before Other Income ( Expense)	12,948,667	11,133,607	1,815,060	16.3%
Other Income (Expense)
Interest income	363,411	74	363,337	100.0%
Interest (expense)	(11,060,794)	(10,136,630)	(924,164)	9.1%
Income from investments in unconsolidated joint ventures	203,867	(796,725)	1,000,592	(125.6%)
Other (Expense) Income	(874,526)	—	(874,526)	100.0%
	(11,368,042)	(10,933,281)	(434,761)	4.0%
Net Income	$1,580,625	$200,326	$1,380,299	689.0%

Rental income for the nine months ended September 30, 2022 was approximately $50,260,000, compared to approximately $46,146,000 for the nine months ended September 30, 2021, an increase of approximately $4,114,000 (8.9%). The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Westgate Apartments, Hamilton Green, and Mill Street Gardens, with increases of $1,524,000, $494,000, $282,000, 249,000 and $238,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2022 were approximately $37,642,000 compared to approximately $35,349,000 for the nine months ended September 30, 2021, an increase of approximately $2,293,000 (6.5%), primarily due to an increase in the refurbishment of apartments, and an increase in snow removal expense during the winter. The factors contributing to this net increase are an increase in repairs and maintenance expenses of approximately $948,000 (12.8%), an increase in operating expense of approximately $817,000 (17.0%), and an increase in depreciation and amortization of approximately $406,000 (3.4%), partially offset by a decrease in renting expense of approximately $439,000 (46.7%).

Interest income for the nine months ended September 30, 2022 was approximately $363,000 compared to approximately $0 for the three months ended September 30, 2021, an increase of approximately $363,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 2.1% to 3.9%.

Interest expense for the nine months ended September 30, 2022 was approximately $11,061,000 compared to approximately $10,137,000 for the nine months ended September 30, 2021, an increase of approximately $924,000 (9.1%). The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

At September 30, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $204,000 for the nine months ended September 30, 2022, compared to a net loss of approximately $797,000 for the nine months ended September 30, 2021, an increase in income of approximately $1,001,000 (125.6%). This increase is primarily due to an increase in rental revenue of approximately $ 7,526,000 for the nine months ended September 30, 2022 from approximately $6,543,000 for the nine months ended September 30, 2021, an increase of approximately $983,000 (15.0%). Included in the income for the nine months ended September 30, 2022 is depreciation and amortization expense of approximately $1,971,000.

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

The Partnership used the proceeds from the June, 2022 refinancing to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $894,000 in prepayment penalties, which are included in other expenses. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

As a result of the changes discussed above, net income for the nine months ended September 30, 2022 was approximately $1,580,000 compared to income of approximately $200,000 for the nine months ended September 30, 2021, an increase in net income of approximately $1,380,000 (689.0%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2022 and 2021 was the proceeds from the refinancing of 4 properties for approximately $42,000,000 and the collection of rents. The Partnership’s principal use of cash during the first nine months of 2022 was the purchase of Treasury Bills. The majority of cash and cash equivalents of $59,473,939 at September 30, 2022 and $96,083,508 at December 31, 2021 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $36,609,569 for the nine months ended September 30, 2022 is summarized as follows:

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$13,033,520	$12,848,551
Cash (used in) investing activities	(76,569,294)	(1,667,942)
Cash provided by (used in) financing activities	40,217,002	(1,704,743)
Repurchase of Depositary Receipts, Class B and General Partner Units	(5,167,667)	—
Distributions paid	(8,123,130)	(3,506,581)
Net (decrease) increase in cash and cash equivalents	$(36,609,569)	$5,969,285

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties, and the purchase of Treasury Bills. The change in cash used in financing activities is due to the refinancing of 4 properties, the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2022, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $3,709,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Captain Parker, Hamilton Green, Westside Colonial, River Drive Apartments, and Redwood Hills at a cost of approximately $747,000, $313,000, $299,000, $292,000, $282,000 and $246,000 respectively.

During the nine months ended September 30, 2022, the Partnership received distributions of approximately $1,207,500 from the investment properties. For the nine months ended September 30, 2021, the Partnership received $590,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $840,000 and $80,000 for the nine months ended September 30, 2022 and 2021, respectively.

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022. In April 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2022. In July 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on September 30, 2022.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2022, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2022, our proportionate share of the non-recourse debt related to these investments was approximately $70,835,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2022, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2023	2024	2025	2026	2027	Thereafter	Total

Contractual Obligations

Long-term debt
Mortgage debt *	$8,582,753	2,748,462	3,259,573	25,209,263	3,121,211	371,767,319	$414,688,581
Total Contractual Obligations	$8,582,753	$2,748,462	$3,259,573	$25,209,263	$3,121,211	$371,767,319	$414,688,581

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

As of September 30, 2022, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $581,358,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of September 30, 2022. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 300 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2022 would be approximately $24.0 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) have been evaluated as of the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of the Hamilton Company, Inc. (the “Management Company”), Management concluded that IT control and related procedures that support financial reporting were not effective as of September 30, 2022 due to the material weaknesses described below that prevented the recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

Management Report on Internal Control over Financial Reporting. On October 3, 2022, the Management Company was the target of a ransomware attack. The Partnership did not incur any monetary damage nor any loss of financial data due to the incident. After becoming aware of the incident, the Management Company conducted an internal investigation into their digital environment and discovered that all on premise computer systems were encrypted by an outside party. The Partnership, along with the Management Company, worked with independent third-party cybersecurity specialists to help with the restoration of the environment and to return operations securely. Off-site data backups, which were verified to have not been compromised by the ransomware attack, were utilized to restore the data that had been encrypted. The Partnership, along with the Management Company, has successfully recovered the impacted files and rebuilt its computer systems. However, Management determined that the inordinate amount of time to recover this data and rebuild the financial reporting system prevented the Partnership from filing this Quarterly Report on a timely basis.

The Partnership is committed to remediating the material weaknesses in a timely manner. With the assistance of cybersecurity specialists, the Partnership and the Management Company have added additional security features designed to protect its systems and data from future attacks including multifactor authentication for domain sign-on, restricted server access, enhanced security awareness training, and updated multi-location secure backup with regular recovery testing. In addition to these steps already taken, remediation will also include the documentation and testing of the additional IT procedures implemented.

Limitations on Effectiveness of Controls. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Changes in Internal Control over Financial Reporting. Except for the above noted material weaknesses and the remediation activities that have already begun, there were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the third quarter of 2022:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
July 1-31, 2022	$78.14	3,289	524,747
August 1-31, 2022	$80.45	8,447	516,300
September 1-30, 2022	$79.07	3,104	513,196
Total		14,840

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2022, the Partnership has repurchased 1,486,802 Depositary Receipts at an average price of $30.09 per receipt (or $902.70 per underlying Class A Unit), 4,034 Class B Units and 212 General Partnership Units, both at an average price of $1,179.00 per Unit, totaling approximately $50,336,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2022, the Partnership purchased a total of 52,613 Depositary Receipts. The average price was $78.53 per receipt or $2,355.90 per unit. The cost including commission was $4,134,773. The Partnership was required to repurchase 416.52 Class B Units and 21.92 General Partnership units at a cost of $981,249 and $51,645 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On December 5, 2022, Andrew Bloch, the Chief Financial Officer (“CFO”) of The Hamilton Company, Inc., which has been engaged by the Partnership to manage the properties of the Partnership, resigned as Chief Financial Officer. Mr. Bloch remains as a director of NewReal, Inc., the general partner of the Partnership, and of Hamilton. Mr. Bloch’s decision to resign as CFO is not the result of any disagreement with the Partnership on any matter relating to the Partnership’s operations, policies, or practices. Mr. Bloch has served as CFO of Hamilton since 1998.

Effective as of December 5, 2022, the Board of Directors of Hamilton elected Karen N. Zermani as CFO of Hamilton to fill the vacancy created by the resignation of Mr. Bloch as CFO.

Prior to joining The Hamilton Company, Inc. as CFO, Ms. Zermani served as CFO of ClearPlan LLC since 2021. Prior to ClearPlan LLC, Ms. Zermani served as Vice President of Investments for Benchmark Senior Living from 2017 to 2021. Ms. Zermani served as Chief Financial Officer of Maplewood Senior Living from 2016 to 2017 and as Managing Director of Finance and Accounting for Blue Moon Capital Partners from 2015 to 2016. Ms. Zermani served as Chief Financial Officer for the Kensington Investment Company from 2012 to 2015. Ms. Zermani received her BA from the University of Pennsylvania, her MA from the University of Pennsylvania’s Fels Center of Government and her MBA from the MIT Sloan School of Management.

On December 19, 2022, a class action was commenced in the United States District Court for the District of Massachusetts against a number of parties, including the Company:  Billie Jo White v. RealPage, Inc., et al, Case No. 1:22-cv-12134, United States District Court, District of Massachusetts (“RealPage Litigation”).

The first named defendant, RealPage, Inc., is allegedly the developer of a certain software platform known as “AI Revenue Management” (previously known as “YieldStar”).  In addition to RealPage, the Complaint names as defendants several companies, including the Company, allegedly owning, operating and/or managing residential real estate in the Greater Boston Metro Area (collectively, “Defendant Property Managers”).  The Complaint alleges that through the combined use of RealPage’s revenue management services, which allegedly included collecting non-public data regarding various factors influencing rents and generating a suggested rental price for each of the units controlled by a Defendant Property Manager using its services, the Defendant Property Managers constitute a rental “price-fixing cartel” in violation of federal and state anti-trust laws.  The Complaint seeks class certification and unspecified damages, trebled, together with attorney’s fees and other injunctive relief.  No class has yet been certified.

The Company disputes the allegations made against it and intends to vigorously defend the lawsuit.

The named Defendant Property Managers are the following:  Greystar Real Estate Partners, LLC; Cushman & Wakefield, Inc.; Lincoln Property Company; Peabody Properties, Inc.; New England Realty Associates Limited Partnership; WinnCompanies LLC and WinnResidential Manager Corp.; UDR, Inc.; SHP Management Corp.; The Related Companies, Inc. and Simpson Property Group, LLLP.

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

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: January 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	January 19, 2023
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	January 19, 2023
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	January 19, 2023
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	January 19, 2023
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	January 19, 2023
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	January 19, 2023
Sally Michael

/s/ DAVID REIER	Director of the General Partner	January 19, 2023
David Reier