Form 10-K
period 2022-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-03-13
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2022, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $151,858,399 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of March 9, 2023, there were 95,404 of the registrant’s Class A units (2,862,128 Depositary Receipts) of limited partnership issued and outstanding and 22,658 Class B units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 47.6% and 59%, and five other current and past employees of Hamilton own collectively between 0% and 2.4%, respectively of the Joint Ventures. The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancing will be used to reduce debt, reinvest in acquisitions of other properties, distribute to the partners, repurchase equity interests, or use for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

The Trustees of the estate of Harold Brown currently hold voting control over the NewReal shares. The Trustees are currently Sally Michael and David Reier.

As of December 31, 2022, the Partnership was managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by the estate of Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 53 individuals at the Properties and 11 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2023, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2023, the Subsidiary Partnerships also owned two commercial shopping centers in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

Additionally, as of February 1, 2023, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 15 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

In March 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt). In 2022 the Partnership paid a total distribution of an aggregate $ 76.80 Unit ($2.56 per Receipt) for a total payment of $9,267,981 in 2022. In 2021 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31,2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2022, the Partnership has repurchased 1,488,460 Depositary Receipts at an average price of $30.14 per receipt (or $904.20 per underlying Class A Unit), 4,047 Class B Units and 213 General Partnership Units, both at an average price of $ 1,183.00 per Unit, totaling approximately $50,495,000 including brokerage fees paid by the Partnership.

Property Transactions

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

During 2022, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,981,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Westside Colonial, 1144 Commonwealth, Captain Parker, Hamilton Green, and River Drive Apartments, at a cost of $1,193,000, $636,000, $566,000, $507,000, $390,000, and $294,000 respectively. The Partnership plans to invest approximately $12,500,000 in capital improvements in 2023.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extended the credit line for three years until October 29, 2024. The commitment amount was for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.3%. Consequently, as of December 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

Advisory Committee

As of December 31, 2022, the Advisory Committee members were limited partners Robert Nahigian and David Ross. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Although we employ a number of measures to prevent, detect and mitigate cybersecurity attacks, our business is at risk from and may be impacted by such attacks as there is no guarantee such efforts will be successful in preventing a cyber-attack. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks, and there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a cybersecurity incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, increased cybersecurity insurance premiums and damage our reputation, which could adversely affect our business.

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

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the apartment communities or on the land upon which they are located.

We are subject to the risks associated with investments through joint ventures. Seven of our properties are owned by joint ventures in which we do not have a direct controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 34% of our depositary receipts as of December 31, 2022. Additionally, management decisions rest with our General Partner without limited partner approval.

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

We face possible risks associated with the physical effects of climate change. We cannot predict with certainty whether climate change is occurring and, if so at what rate. However, the physical effects of climate change could have a material effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. Proposed federal legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Some of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation. A portion of our operating expenses is sensitive to inflation. These include expenses for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. Additionally, inflationary pricing may have a negative effect on real estate acquisitions and the construction costs necessary to complete our renovation, development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Our commercial leases have fixed rent increases which may not increase in line with inflation, thus causing our net operating income to decrease. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

Revenue associated with residential properties may be limited in the future if current rent restriction proposals are adopted by the City of Boston. On February 13, 2023, Boston Mayor Michelle Wu submitted a home rule petition to the Boston City Council that would allow the City to limit how much landlords can increase rent on returning tenants each year to the lower of 10% or the Consumer Price Index for the Boston metropolitan area plus six percentage points. The petition, as currently stated, would apply to any properties with six or more units, and in order to be enacted, the petition needs to be approved by both local and state policymakers.The Boston City Council approved the submission of the petition to the state legislature on March 8, 2023. If such petition were to be passed by state legislatures, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

Recent City of Boston regulations impose new energy performance standards and fines that may increase utilities and administrative costs in order to comply with disclosure and energy reduction requirements. The City of Boston has implemented a Building Emissions Reduction and Disclosure Ordinance that sets specific requirements for large buildings to reduce energy use with the goal of targeting zero emissions for large buildings by 2050. The ordinance restricts emissions standards to certain units that begin phasing in during 2025 with such limits decreasing over time according to specific thresholds based upon building use type. Non-compliance with either disclosure requirements or emission limits may result in the imposition of penalties for such time as non-compliance remains in effect. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in seven Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 2,892 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2023, the principal amount outstanding under any mortgages as of December 31, 2022, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2022 (1)	Mortgage
Boylston Downtown L.P.	269 units					3	$35,002,712	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$2,600	–	2,750
	216 studios		$2,025	–	2,300
Brookside Associates, LLC	44 units					2	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$1,885	–	2,125
	10 one bedroom		$1,675	–	1,850
	0 studios				N/A
Clovelly Apartments L.P.	103 units					—	$11,214,000	2031
160–170 Concord Street	0 three bedroom				N/A		2.97%
Nashua, NH	53 two bedroom		$1,575	–	2,050
	50 one bedroom		$1,450	–	1,600
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					2	$5,440,000	2031
1131–1137 Commonwealth Ave.	29 three bedroom		$3,500	–	3,800		2.97%
Allston, MA	4 two bedroom		$2,500	–	2,750
	1 one bedroom		$1,450	–	1,450
	1 studio		$1,600	–	1,600
Commonwealth 1144 L.P.	261 units					4	$32,325,000	2031
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		2.97%
Allston, MA	11 two bedroom		$2,075	–	2,250
	109 one bedroom		$1,890	–	2,075
	141 studios		$1,800	–	1,925
Nera Dean Street Associates, LLC	69 units					2	$10,322,000	2032
38–48 Dean Street	0 three bedroom				N/A		4.33%
Norwood, MA	66 two bedroom		$1,775	–	2,050
	3 one bedroom		$1,650	–	1,850
	0 studios				N/A
Executive Apartments L.P.	72 units					3	$8,190,000	2031
545–561 Worcester Road	1 three bedroom		$2,450	–	2,450		2.97%
Framingham, MA	47 two bedroom		$1,850	–	1,950
	23 one bedroom		$1,600	–	1,700
	1 studio		$1,500	–	1,500
Hamilton Battle Green LLC	48 units					—	$3,896,953	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,650	–	2,750
	24 one bedroom		$2,175	–	2,300
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					9	$33,005,333	2028
311–319 Lowell Street	10 three bedroom		$3,025	–	3,325		4.67%
Andover, MA	168 two bedroom		$2,325	–	2,525
	15 one bedroom		$2,050	–	2,250
	0 studios	$			N/A
Hamilton Highlands	79 units					—	$19,870,995	2026
755-757 Highland Avenue	0 three bedroom			$–	N/A		3.76%
Needham, MA.	76 two bedroom		$2,350	–	2,850
	2 one bedroom		$1,925	–	1,950
	1 studio		$1,900	–	1,900
Hamilton Oaks Associates, LLC	268 units					5	$26,666,000	2031
30–50 Oak Street Extension	0 three bedroom				N/A		2.97%
40–60 Reservoir Street	96 two bedroom		$1,725	–	1,925
Brockton, MA	159 one bedroom		$1,450	–	1,750
	13 studios		$1,250	–	1,550
Highland Street Apartments L.P.	36 units					1	$3,960,000	2031
38–40 Highland Street	0 three bedroom				N/A		2.97%
Lowell, MA	24 two bedroom		$1,500	–	1,725
	10 one bedroom		$1,375	–	1,750
	2 studios		$1,225	–	1,225

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2022 (1)	Mortgage
Linhart L.P.	9 units					—	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,825	–	1,850
	4 studios		$1,450	–	1,450
Mill Street Development (2)							—%
57 Mill Street
Woburn, MA.

Mill Street Gardens, LLC	181 units					5	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn, MA.	116 two bedroom		$1,900		2,350
	62 one bedroom		$1,675	–	1,900
	3 studios		$1,575	–	1,575
North Beacon 140 L.P.	65 units					1	$12,683,000	2031
140–154 North Beacon Street	10 three bedroom		$3,250	–	3,350		2.97%
Brighton, MA	54 two bedroom		$2,850	–	3,100
	1 one bedroom		$2,200	–	2,200
	0 studios				N/A
Olde English Apartments L.P.	84 units					—	$9,608,000	2031
703–718 Chelmsford Street	0 three bedroom				N/A		2.97%
Lowell, MA	47 two bedroom		$1,650	–	1,775
	30 one bedroom		$1,650	–	1,700
	7 studios		$1,450	–	1,575
Redwood Hills L.P.	180 units					10	$17,105,000	2031
376-382 Sunderland road	0 three bedroom				N/A		2.97%
Worcester, MA	89 two bedroom		$1,675	–	1,775
	91 one bedroom		$1,450	–	1,575
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					2	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$3,375	–	3,725		4.05%
Lexington, MA	48 two bedroom		$2,625	–	2,850
	38 one bedroom		$2,225	–	2,350
	0 studios				N/A
River Drive L.P.	72 units					—	$9,543,000	2031
3–17 River Drive	0 three bedroom				N/A		2.97%
Danvers, MA	60 two bedroom		$1,800	–	2,000
	5 one bedroom		$1,550	–	1,700
	7 studios		$1,475	–	1,650
School Street 9, LLC	184 units					3	$26,993,000	2032
9 School Street	0 three bedroom				N/A		4.33%
Framingham, MA	96 two bedroom		$1,960	–	2,000
	88 one bedroom		$1,575	–	1,850
	0 studios				N/A
WCB Associates, LLC	180 units					2	$19,266,000	2031
10–70 Westland Street	0 three bedroom	$			N/A		2.97%
985–997 Pleasant Street	96 two bedroom		$1,675	–	1,800
Brockton, MA	84 one bedroom		$1,250	–	1,550
	0 studios				N/A
Westgate Apartments, LLC	220 units					2	$38,475,000	2032
2–20 Westgate Drive	0 three bedroom				N/A		4.33%
Woburn, MA	110 two bedroom		$1,950	–	2,150
	110 one bedroom		$1,675	–	1,900
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$4,494,000	2032
105–107 Westgate Drive	0 three bedroom				N/A		4.33%
Burlington, MA	12 two bedroom		$2,300	–	2,700
	8 one bedroom		$1,950	–	2,050
	0 studios				N/A
Woodland Park Partners, LLC	126 units					—	$22,185,693	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$2,000	–	2,250
	30 one bedroom		$1,850	–	2,000
	16 studios		$1,475	–	1,700

(1)	The mortgage balance is stated before unamortized deferred financing costs.
(2)	Mill Street Development, LLC, partially held for development, consisting of 4 homes, one used as an office for the apartment complex.

Current free rent concessions would result in an average reduction in unit rents of approximately $9.84 per month per unit. Free rent expense amortized in 2022 was approximately $344,000 compared to approximately $1,119,000 in 2021.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with the initial advance in the amount of $156,000,000, at a fixed interest rate of 2.97%. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filings (“Mortgages”). The Partnership used the proceeds to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes. See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $834,000 in prepayment penalties. The remaining balance of approximately $42,404,000 will be used for general partnership purposes.

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, NERA Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2023.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2022	Mortgage
Riverside Apartments	19 units				—	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,900	–	2,100
	5 one bedroom	$1,800	–	1,950
	2 studios	$1,775	–	1,875

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2023, the commercial space was fully occupied, and the average rent per square foot was $28.84. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex in Brockton, Massachusetts was acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, and includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2023, the commercial space was fully occupied, and the average rent per square foot was $15.41. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $61,000 per year through November 2035. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 21,548 square feet of rentable commercial space. As of February 1, 2023, the commercial space was fully occupied, and the average rent per square foot was $26.31.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2023, and the average rent per square foot as of that date was $40.50. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its existing loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At loan closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

As of February 1, 2023 Staples Plaza was fully occupied, and the average net rent per square foot was $13.23. A new tenant, Blue Pearl Operations LLC, signed a lease on January 9, 2023 that includes a tenant fit up period of the earlier of 12 months from lease signing or such time as the tenant receives a certificate of occupancy. No rent is due from the tenant during the fit up period.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2023, the commercial space was fully occupied, and the average rent per square foot was $36.67.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2023, the space was fully occupied, and the average rent per square foot was $40.13.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2023	$467,961	30,041	21	16%
2024	661,688	22,054	13	23%
2025	102,329	1,786	3	4%
2026	347,891	13,721	6	12%
2027	197,585	5,341	4	7%
2028	93,873	2,158	1	3%
2029	38,874	1,254	1	1%
2030	—	—	—	—
2031	—	—	—	—
Thereafter	968,518	31,688	3	34%
Totals	$2,878,719	108,043	52	100%

Commercial rental income is accounted for using the straight-line method. Approximately 36 percent of our commercial leases contain rent escalations which range from $0.25– $1.00 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2022 (1)	Mortgage
345 Franklin, LLC	40 Units				1	$8,713,566	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,350	–	3,800
	1 one bedroom	$3,250	–	3,250
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				—	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,950	–	2,425
	31 one bedroom	$1,975	–	2,100
	24 studios	$1,725	–	1,850
Hamilton Minuteman, LLC	42 Units				2	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$2,450	–	2,650
	2 one bedroom	$2,100	–	2,200
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				2	$10,000,000	2025
Residential	0 three bedroom			N/A		6.32%
81–83 Essex Street	11 two bedroom	$2,800	–	3,100
Boston, MA	38 one bedroom	$2,175	–	2,200
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, MA

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy, MA

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				7	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$3,475	–	4,500		3.99%
Brookline, MA	227 two bedroom	$2,975	–	3,650
	111 one bedroom	$2,250	–	2,500
	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $26.65 per month per unit. Free rent amortized in 2022 was approximately $220,000, compared to $838,000 in 2021.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15-year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $8,714,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten-year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10-year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton on Main Apartments, LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10-year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2022, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10-year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC

HAMILTON PARK TOWERS, LLC. On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months’ notice. The loan was paid in full in April 2012. The original mortgage was $89,914,000 with an interest rate of 5.57% and was to mature in 2019.

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

At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

ITEM 3. LEGAL PROCEEDINGS

On December 19, 2022, a class action was commenced in the United States District Court for the District of Massachusetts against a number of parties, including the Company:  Billie Jo White v. RealPage, Inc., et al, Case No. 1:22-cv-12134, United States District Court, District of Massachusetts (“RealPage Litigation”).

The first named defendant, RealPage, Inc., is allegedly the developer of a certain software platform known as “AI Revenue Management” (previously known as “YieldStar”).  In addition to RealPage, the Complaint names as defendants several companies, including the Partnership, allegedly owning, operating and/or managing residential real estate in the Greater Boston Metro Area (collectively, “Defendant Property Managers”).  The Complaint alleged that through the combined use of RealPage’s revenue management services, which allegedly included collecting non-public data regarding various factors influencing rents and generating a suggested rental price for each of the units controlled by a Defendant Property Manager using its services, the Defendant Property Managers constitute a rental “price-fixing cartel” in violation of federal and state anti-trust laws.  The Complaint seeks class certification and unspecified damages, trebled, together with attorney’s fees and other injunctive relief.  No class has yet been certified.

The Company disputed the allegations made against it, as it had not utilized the software, and intended to vigorously defend the lawsuit.

The plaintiffs’ attorney requested that the Partnership submit an affidavit attesting to that fact. The Partnership submitted the affidavit, and subsequently, on March 8, 2023, was dismissed from the lawsuit.

With the exception of the above mentioned litigation, the Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2022	2021
Class A—Limited Partners (80%)	$7,414,385	$3,738,512
Class B—Limited Partners (19%)	1,760,916	887,897
Class C—General Partner (1%)	92,680	46,731
Total	$9,267,981	$4,673,140

On March 1, 2023, the closing price on the NYSE American for a Depositary Receipt was $73.78. There were 2,810,678 Depositary Receipts outstanding and 1,715 Units (representing 51,450 receipts) held by approximately 699 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978.The Partnership made distributions of $76.80 per unit ($2.56 per Receipt) in 2022. The Partnership made distributions of $38.40 per Unit ($1.28 per Receipt) in 2021. The total distribution was $9,267,981 in 2022 and $4,673,140 in 2021. In March 2023, the Partnership declared a quarterly distribution of $9.60 per Unit ($0.32 per Receipt) payable on March 31, 2023. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt).

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2022:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2022	$76.66	1,437	511,759
November 1–30, 2022	$76.04	221	511,538
December 1-31,2022	$—	—	511,538
Total		1,658

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New England Realty Assoc. L.P., the NYSE American Index and the FTSE Nareit All REITs Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
New England Realty Assoc. L.P.
NYSE American
FTSE Nareit All REITs

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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

Over the past year, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, approximately $88,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 2.74% and 4.60%.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership passed away. As a result, the estate of Harold Brown currently holds voting control over the NewReal shares. At February 1, 2023, Harold Brown related entities and Ronald Brown collectively own approximately 31.8% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees. As reported on Form 8-K dated October 1, 2021, Robert Somma, a trustee of the 2013 Trust, passed away. Mr. Reier replaced him as trustee of the 2013 Trust. Mr. Reier was elected on November 5, 2021 as a director of New Real, Inc.

Effective as of May 3, 2019, the Board of Directors of New Real elected Andrew Bloch as a member of the Board. Mr. Bloch was the Co-CEO and CFO of the Hamilton Company, Inc. the Manager of the Partnership’s properties. On December 5, 2022, Mr. Bloch resigned as Chief Financial Officer. Mr. Bloch will continue to work with Hamilton on a consultative basis to ensure a smooth transition of responsibilities to the new CFO. Mr. Bloch remains a director of the General Partner, and of the Management Company.

Effective as of December 5, 2022, the Board of Directors of the Management Company elected Karen N. Zermani as CFO of the Management Company to fill the vacancy created by the resignation of Mr. Bloch as CFO.

Eunice M. Harps, a director of NewReal, retired as a director of NewReal effective March 14, 2022.

On April 25, 2022, Martina N. Alibrandi was appointed to the Board of Directors of NewReal and as a member of the Audit Committee of the NewReal Board.

The vacancy rate for the Partnership’s residential properties as of February 1, 2023 was 1.9% as compared with a vacancy rate of 1.7% as of February 1, 2022. The vacancy rate for the Joint Venture properties as of February 1, 2022 was 1.7%, as compared to 1.5% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity continues to be strong as we move from 2022 into 2023 and all indications are that we will have low vacancy rates for the foreseeable future.

During the fourth quarter of 2022, rents increased on average 7.1% for renewals and increased on average 11.0% for new leases. For all of 2022, renewal rents increased approximately 6.3% and increased approximately 15.4% for new leases. For 2023, management expects the local real estate market to remain strong as we move from the winter into the spring rental season.

For the year ending December 31, 2022, consolidated revenue increased by 8.7%, operating expenses increased by 3.7% and Income before Other Income (Expense) increased by 27.0%. For the fourth quarter of 2022, consolidated revenue increased by 7.9%, operating expenses decreased by 3.7% and Income before Other Income (Expense) increased by 65.3%, as compared to the fourth quarter of 2021.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.3%. Consequently, as of December 31,2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted from drawing down any amount from the line of credit until the Partnership meets the required financial covenants.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,488,460 Depositary Receipts through December 31, 2022, or approximately 34% of the outstanding Class A Depositary Receipts. The Partnership purchased 54,271 Depositary Receipts in 2022.

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

In 2022, tenant renewals were approximately 69% with an average rental increase of approximately 6.3%, new leases accounted for approximately 31% with rental rate increases of approximately 15.4%. In 2022, leasing commissions were approximately $334,000 compared to approximately $835,000 in 2021, a decrease of approximately $501,000 (60.0%) from 2021. Tenant concessions were approximately $50,000 in 2022 compared to approximately $50,000 in 2021.Tenant improvements were approximately $2,333,000 in 2022 compared to approximately $1,991,000 in 2021, an increase of approximately $342,000 (17.2%).

Hamilton accounted for approximately 2.3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2022 and 2.2% in the year ended December 31, 2021. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 70.7% and 67.4% of the legal services paid for by the Partnership during the years ended December 31, 2022 and 2021, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2022, Hamilton provided the Partnership approximately $114,000 in construction and architectural services, compared to $581,000 for the year ended December 31, 2021.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 15 people. In 2022, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2022 and December 31, 2021

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $18,088,000 during the year ended December 31, 2022, compared to approximately $14,243,000 for the year ended December 31, 2021, an increase of approximately $3,846,000 (27.0%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2023	February 1, 2022
Residential
Units	2,911	2,911
Vacancies	56	50
Vacancy rate	1.9%	1.7%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2022		2021
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$67,561	67,561	$62,176	$62,176
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$541	541	$563	$563

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$67,560,662	$62,175,592	$5,385,070	8.7%
Laundry and sundry income	733,064	462,862	270,202	58.4%
	68,293,726	62,638,454	5,655,272	9.0%
Expenses
Administrative	2,731,284	2,476,593	254,691	10.3%
Depreciation and amortization	16,373,429	16,671,076	(297,647)	(1.8%)
Management fee	2,716,514	2,523,943	192,571	7.6%
Operating	7,324,692	6,471,250	853,442	13.2%
Renting	639,235	1,241,298	(602,063)	(48.5%)
Repairs and maintenance	11,270,589	10,069,325	1,201,264	11.9%
Taxes and insurance	9,149,837	8,942,469	207,368	2.3%
	50,205,580	48,395,954	1,809,626	3.7%
Income Before Other Income (Expense)	18,088,146	14,242,500	3,845,646	27.0%
Other Income (Expense)
Interest income	1,055,338	87	1,055,251	100.0%
Interest expense	(15,045,477)	(13,629,463)	(1,416,014)	10.4%
Income from investments in unconsolidated joint ventures	499,783	(567,308)	1,067,091	188.1%
Other Income (Expense)	(874,517)	(2,745,979)	1,871,462	68.2%
	(14,364,873)	(16,942,663)	2,577,790	15.2%
Net Income (Loss)	$3,723,273	$(2,700,163)	$6,423,436	237.9%

Rental income from continuing operations for the year ended December 31, 2022 was approximately $67,560,000, compared to approximately $62,175,000 for the year ended December 31, 2021, an increase of approximately $5,385,000 (8.7%). The Partnership Properties with the largest increases in rental income include 62 Boylston Street Apartments, 1144 Commonwealth Apartments, Mill Street Gardens, Westgate Apartments, and Hamilton Green, with increases of approximately $1,891,000, $814,000, $402,000, $341,000 and $302,000, respectively.

Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such chares as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2022 were approximately $50,206,000 compared to approximately $48,396,000 for the year ended December 31, 2021, an increase of approximately $1,810,000 (3.7%). Factors which contributed to the increase were an increase in Repairs and Maintenance expense of approximately $1,201,000 (11.9%), primarily due to an increase in apartment units turnover costs, an increase in Operating expenses of approximately $853,000 (13.2%), primarily due to an increase in snow removal and utility expense, and an increase in Administrative expense of approximately $255,000 (10.3%), partially due to an increase in professional fees, offset in part by a decrease in Depreciation and Amortization expense of approximately $298,000 (1.8%), due to fully depreciated assets.

Interest income for the year ended December 31, 2022, was approximately $1,055,000 compared to approximately $0 for the year ended December 31, 2021, an increase of approximately $1,055,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 2.74% to 4.6%.

Interest expense for the year ended December 31, 2022 was approximately $15,045,000 compared to approximately $13,629,000 for the year ended December 31, 2021, an increase of approximately $1,416,000 (10.4%), The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

At December 31, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $500,000 for the year ended December 31, 2022, compared to a net loss of approximately $567,000 for the year ended December 31, 2021, an increase in income of approximately $1,067,000 (188.1%). This increase is primarily due to rental revenue of approximately $10,261,000 for the year ended December 31, 2022 compared to approximately $9,132,000 for the year ended December 31, 2021, an increase of approximately $1,129,000 (12.40).%. Included in the income for the year ended December 31, 2022 is depreciation and amortization expense of approximately $2,638,000.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

As described in Note 5, Mortgage Notes Payable, to the Consolidated Financial Statements, on November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with the initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties, which is included in other expenses, resulting in a charge to other expense. This charge had a material effect on the 2021 net income. The remaining balance of approximately $89,000,000 shall be used for general partnership purposes.

As a result of the changes discussed above, net income for the year ended December 31, 2022 was approximately $3,723,000 compared to a net loss of approximately $2,700,000 for the year ended December 31, 2021, an increase in income of approximately $6,423,000 (237.9%).

Years Ended December 31, 2021 and December 31, 2020

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,242,000 during the year ended December 31, 2021, compared to approximately $14,969,000 for the year ended December 31, 2020, a decrease of approximately $727,000 (4.9%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2022	February 1, 2021
Residential
Units	2,911	2,911
Vacancies	50	181
Vacancy rate	1.7%	6.2%
Commercial
Total square feet	108,043	108,043
Vacancy	—	9,376
Vacancy rate	0.0%	8.7%

	Rental Income (in thousands)
	Year Ended December 31,
	2021		2020
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$62,176	62,176	$61,662	$61,662
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$563	563	$512	$512

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$62,175,592	$61,661,551	$514,041	0.8%
Laundry and sundry income	462,862	441,159	21,703	4.9%
	62,638,454	62,102,710	535,744	0.9%
Expenses
Administrative	2,476,593	2,209,780	266,813	12.1%
Depreciation and amortization	16,671,076	18,410,811	(1,739,735)	(9.4%)
Management fee	2,523,943	2,452,814	71,129	2.9%
Operating	6,471,250	5,766,160	705,090	12.2%
Renting	1,241,298	864,542	376,756	43.6%
Repairs and maintenance	10,069,325	8,781,789	1,287,536	14.7%
Taxes and insurance	8,942,469	8,647,781	294,688	3.4%
	48,395,954	47,133,677	1,262,277	2.7%
Income Before Other Income ( Expense)	14,242,500	14,969,033	(726,533)	(4.9)%
Other Income (Expense)
Interest income	87	195	(108)	(55.4%)
Interest (expense)	(13,629,463)	(13,705,415)	75,952	(0.6%)
Income (Loss) from investments in unconsolidated joint ventures	(567,308)	160,715	(728,023)	(453.0%)
Other (Expense)	(2,745,979)	—	(2,745,979)	100.0%
	(16,942,663)	(13,544,505)	(3,398,158)	25.1%
Net (Loss) Income	$(2,700,163)	$1,424,528	$(4,124,691)	(289.5%)

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

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $567,000 for the year ended December 31, 2021, compared to a net income of approximately $161,000 for the year ended December 31, 2020, a decrease in income of approximately $728,000 (453.0%). This decrease is primarily due to the decrease in net income at Dexter Park from net income of approximately $105,000 for the year ended December 31, 2020 to a loss of approximately $815,000 for the year ended December 31, 2021, a decrease of $920,000 (876.2%), primarily due to lower rental rates and higher vacancy in early 2021. Included in the income for the year ended December 31, 2021 is depreciation and amortization expense of approximately $2,634,000.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

As a result of the changes discussed above, net loss for the year ended December 31, 2021 was approximately $2,700,000 compared to net income of approximately $1,424,000 for the year ended December 31, 2020, a decrease in income of approximately $4,124,000 (289.5%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2022 was the proceeds from the refinancing of 5 properties for approximately $43,000,000, interest income generated from the purchase of Treasury Bills, and the collection of rents. In 2021, the principal sources of cash was the proceeds from the refinancing of 11 properties for approximately $156,000,000 and the collection of rents. The majority of cash and cash equivalents of $49,560,723 at December 31, 2022 and $96,083,508 at December 31, 2021 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $46,522,785 at December 31, 2022 is summarized as follows:

	Year Ended December 31,
	2022	2021
Cash provided by operating activities	$21,539,727	$15,783,158
Cash (used in) investing activities	(93,073,258)	(2,332,446)
Cash provided by financing activities	39,605,700	69,109,222
Repurchase of Depositary Receipts, Class B and General Partner Units	(5,326,973)	(450,258)
Distributions paid	(9,267,981)	(4,673,140)
Net increase in cash and cash equivalents	$(46,522,785)	$77,436,536

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties, and the purchase of Treasury Bills. The change in cash used in financing activities is due to the refinancing of 4 properties, the pay down of mortgages, the repurchase of depositary receipts, and distributions.

During 2022, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,981,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Westside Colonial, 1144 Commonwealth, Captain Parker, Hamilton Green, and River Drive Apartments, at a cost of $1,193,000, $636,000, $566,000, $507,000, $390,000, and $294,000 respectively. The Partnership plans to invest approximately $12,500,000 in capital improvements in 2023.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000. During the year ended December 31, 2022, the Partnership received net distributions of approximately $1,945,000 from the investment properties of which $237,000 was from Hamilton on Main and $1,280,000 was from Dexter Park.

In 2022 the Partnership paid a total distribution of an aggregate $76.80 per Unit ($2.56 per Receipt) for a total payment of $9,267,981 in 2022. In 2021 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140. In March 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt).

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.3%. Consequently, as of December 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit. until the Partnership meets the required financial covenants.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit, prior to the extension on October 29, 2021, was subject to a fee ranging from 15 to 20 basis points per annum. The Partnership, under the current modification, is no longer subject to this fee.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2022, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2022, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $70,807,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2022, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2023	2024	2025	2026	2027	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,705,500	2,860,908	3,613,415	25,080,732	23,251,421	356,613,257	$414,125,233
Total Contractual Obligations	$2,705,500	$2,860,908	$3,613,415	$25,080,732	$23,251,421	$356,613,257	$414,125,233

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

See Notes 5 and 15 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnership has no other material contractual obligations to be disclosed.

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

As of December 31, 2022, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $580,739,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 as of December 31, 2022 ranged from LIBOR plus 218 basis points to LIBOR plus 300 basis points. Assuming interest rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2022 would be approximately $25,545,000. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-4 through F-39 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) have been evaluated as of the end of the period covered by this Annual Report. Based on that evaluation, under the supervision and with the participation of the Hamilton Company, Inc. (the “Management Company”), Management has concluded that IT control and related procedures that support financial reporting were not effective during the period ending December 31, 2022 due to material weaknesses described below that prevented the recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

On October 3, 2022, the Management Company was the target of a ransomware attack. The Partnership did not incur any monetary damage nor any loss of financial data due to the incident. After becoming aware of the incident, the Management Company conducted an internal investigation into their digital environment and discovered that all on premise computer systems were encrypted by an outside party. The Partnership, along with the Management Company, worked with independent third-party cybersecurity specialists to help with the restoration of the environment and to return operations securely. Off-site data backups, which were verified to have not been compromised by the ransomware attack, were utilized to restore the data that had been encrypted. The Partnership, along with the Management Company, has successfully recovered the impacted files and rebuilt its computer systems. However, Management determined that the inordinate amount of time to recover this data and rebuild the financial reporting system prevented the Partnership from filing the Quarterly Report as of September 30, 2022 on a timely basis.

Management identified control deficiencies in our Information Technology general controls that prevented a timely filing of the Quarterly Report as of September 30, 2022 and developed a remediation plan for each weakness. The Partnership has been committed to remediating such control deficiencies in our Information Technology general controls in a timely manner. With the assistance of cybersecurity specialists, the Partnership and the Management Company added additional security features designed to protect its systems and data from future attacks including multifactor authentication for domain sign-on, restricted server access, enhanced security awareness training, and updated multi-location secure backup with regular recovery testing. Specifically, the Partnership and the Management Company worked with a third-party service provider to implement least privileged access and restricted Super User/Administrative access across the production environment and to implement a modern antivirus solution. In addition to these steps already taken, remediation will also include the documentation and testing of the additional IT procedures implemented.

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

Changes in Internal Control

Except for the above noted material weaknesses and the remediation activities that have since been completed, there were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

The Partnership’s independent registered public accounting firm, Miller Wachman LLP, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the period ending December 31, 2022, which appears in Item 9A of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership

Adverse Opinion on Internal Control over Financial Reporting

We have audited New England Realty Associates Limited Partnership’s (the Partnership’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

●	Management had identified material weaknesses in Information Technology general controls related to a ransomware attack of the Management Company which occurred on October 3, 2022, whereby on-premise computer systems were encrypted by an outside party.
●	Management had identified material deficiencies in its Information Technology general controls that prevented a timely recovery from the ransomware attack resulting in a late filing of its Quarterly Report as of September 30, 2022.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 13, 2023, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows of the Partnership, and our report dated March 13, 2023, expressed an unqualified opinion.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Miller Wachman LLP

Boston, MA

March 13, 2023

ITEM 9B. OTHER INFORMATION

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner of New England Realty Associates Limited Partnership, died. As a result, various Brown family related entities hold voting control over the NewReal shares.

Effective as of February 24, 2019, the Board of Directors of the Partnership’s general partner, NewReal Inc. elected Jameson Brown as the Treasurer and Chief Financial Officer of NewReal to fill the vacancy created by the death of Harold Brown, who served as both the Treasurer and a director of NewReal.

Jameson Brown, the son of Harold Brown, has been appointed to the Board of Directors of NewReal, Inc. the General Partner of the Partnership. Jameson joined The Hamilton Company in 2009 after graduating from Tulane University with a Bachelor of Science in Management. Since joining the company, Jameson has worked in various departments, including Leasing, Maintenance, and Property Management, Development and Acquisitions. He is currently the Chief Executive Officer and the Chief Operating Officer of Hamilton. Prior to joining the company,

Jameson worked as a third party real estate agent in Boston.

In addition to his current role of Chief Executive Officer and Chief Operating Officer of Hamilton, Jameson’s responsibilities include the analysis of investment and development opportunities, negotiating acquisitions, handling due diligence, and representing the owner through the construction and development process. He also continues to hold direct property management responsibilities over several properties in the portfolio, while staying involved in companywide management and leasing decisions.

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

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown, respectively. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2022.

Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Jameson Brown, Martina Alibrandi, David Aloise, Andrew Bloch, Sally Michael, and David Reier. The directors of the General Partner hold office until their successors are duly elected and qualified.

Ronald Brown and Jameson Brown hold all of the executive officer positions of the General Partner.

The executive officers of the General Partner serve at the pleasure of the Board of Directors. On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of December 31, 2022, the Audit committee consisted of two members, Martina N. Alibrandi and David Aloise. The Board of Directors of the General Partner has determined that Ms. Alibrandi and Mr. Aloise are audit committee financial experts, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

As reported on Form 8-K dated February 16, 2022, on February 14, 2022, Eunice M. Harps, a director of NewReal Inc .(“NewReal”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”), informed the Partnership of her intention to retire as a director of NewReal effective March 14, 2022. Ms. Harps had served as a director of the Company since June, 2014.

On April 25, 2022, Martina N. Alibrandi was appointed to the Board of Directors of NewReal, Inc. and as a member of the Audit Committee of the NewReal, Inc. Board.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	87

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

Jameson Brown, Treasurer and Director (since 2019)	35

Co-Chief Executive Officer and Chief Operating Officer, The Hamilton Company, Inc. Manager and developer of Residential and Commercial Real Estate (Since 2018); Vice President, Acquisitions and Property Management, The Hamilton Company, Inc. (2016-2018);Vice President, Acquisitions and Development, The Hamilton Company, Inc. (2014-2016);Trustee, The Hamilton Company Charitable Foundation ( since 2011); Chairman, The Hamilton Company Charitable Foundation (2011-2016). Mr. Brown is a graduate of Tulane University, earning a B.A. degree in Management. Based on Mr. Brown’s experience in the real estate industry, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

David Aloise, Director (since 2007)	68

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

Name and Position	Age	Other Position
Andrew Bloch, Director (since 2019)	60

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

Martina Alibrandi Director (since 2022)	63

Founder and principal of Martina N. Alibrandi CPA, PC (since 1987), a CPA firm that specializes in tax preparation and planning for mid-size businesses and high net worth individuals. Ms. Alibrandi is a licensed CPA in Massachusetts; a graduate of Boston College, Carroll School of Management, earning a B.S degree in accounting. Ms. Alibrandi worked for Ernst & Young in New York and Boston (1981-1987) before starting her own accounting practice; New England Realty Associates (NERA) was a client of Ms. Alibrandi (1989-2014) and she was involved in the preparation of the quarterly and annual filings to the SEC; Ms Alibrandi was the Chief Operating Officer of MediVector, Inc. a Boston based drug development company (2014 – 2016); Board Member and Treasurer of Sancta Maria Nursing Facility in Cambridge (since 2021); leasing consultant to Sancta Maria Nursing Facility (since 2018) which involves the leases of commercial space at the facility. Based on Ms. Alibrandi’s extensive business experience, the Board of Directors concluded that she has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Sally Michael, Director (since 2019)	60

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

David Reier, Director (since 2021)	69

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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of NewReal Inc., which is the General Partner of New England Realty Associates Limited Partnership, is currently comprised of David Aloise, and Martina Alibrandi, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter. In March 2022 that charter was amended to clarify that the Audit Committee may consist of two members if a two member committee is permitted under applicable securities laws and the listing standards of the exchange on which the Partnership’s securities are listed.  The listing rules of the NYSE MKT Exchange permit smaller reporting companies such as the Partnership to maintain an audit committee with two members.

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2022 with management of the Partnership and with representatives of Miller Wachman, including the potential impact, if any, of the material weaknesses in Information Technology general controls described by Miller Wachman in its Report of Independent Registered Accounting Firm included in Section 9A of this Annual Report. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2022 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Martina Alibrandi

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2022. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2022 was approximately $2,717,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In 2022, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $747,000 inclusive of construction supervision and architectural fees of approximately $114,000, repairs and maintenance service fees of approximately $262,000, legal fees of approximately $222,000, renting expenses of approximately $24,000 and $125,000 for accounting services. In addition, the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Sally Michael is a Director of New Real, Inc., and she is a partner of Saul Ewing Arnstein & Lear, LLP. Saul Ewing billed the Partnership for legal fees totaling $84,000, $168,000, and $25,000 for 2022, 2021, and 2020 respectively.

Additionally, the Hamilton Company received approximately $758,000 from the 40-50% owned Investment Properties of which approximately $661,000 was the management fee, approximately $30,000 was for construction supervision and architectural fees, approximately $41,000 was for maintenance services, and $26,000 for legal services. The Advisory Committee held 4 meetings during 2022, and a total of $20,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2022 and a total of $68,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2022 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 8, 2023, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2023, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,810,678 Depositary Receipts had been issued to approximately 2,122 holders. As of March 1, 2023, there were issued and outstanding 1,715 Class A Units (not including the Depositary Receipts) held by 129 unit holders, 22,658 Class B Units and 1,193 General Partnership Units held by the persons listed below. During 2022, zero (0) Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2022 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.03	% (1) (6)	16,994	(2)	75	% (2)
c/o New England Realty Associates		(5)		(5)
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3.24	% (4) (6)	5,665		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Martina Alibrandi	—		—		—		—		—		—
341 Beacon Street Unit 4A
Boston, MA 02116
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland, MA. 01778
Sally Michael		(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
David Reier		(1) (5)		(1) (5)		(2)		(2)		(3)	100	% (3)
7 Wheeler Road
Lexington, MA. 02420
NewReal, Inc.	333		0.35%		—		—		1,193		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,298	(7)	31.76	% (7)	22,659	(8)	100	% (8)	1,193	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	5,087		5.33%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2022, 517,849 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown and Sally Michael are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,262 Class A Units. (Approximately 18.09% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since The Harold Brown 2013 Revocable Trust and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal, Inc. Sally Michael and David Reier are the trustees of the Harold Brown 2013 Revocable Trust.

(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.24% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by the HJB 2009 Holdings, LLC. The HJB 2009 Holdings LLC is owned 33.33% by JPB Real Estate LLC, an entity owned by Jameson Brown, 16.67% by the Harold Brown 2009 Irrevocable Trust FBO Harley Oliver Brown and 16.67% by the Harold Brown 2009 Irrevocable Trust FBO Jameson Pruitt Brown. Sally Michael and David Reier are the trustees of the trusts with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown, Ms. Michael and Mr. Reier may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 10.04% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.17% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) (5) above, plus New Real, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

Jameson Brown and Sally Michael, are the managers of HBC Holdings, LLC, which owns 17,262 Class A units of the Partnership, and 75% of the Class B Units of the Partnership;

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

Jameson Brown and Ronald Brown are Trustees of the Hamilton Company Charitable Foundation, which owns 2,073 Class A units of the Partnership.

David Aloise and Martina Alibrandi are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

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

The Partnership invested approximately $34,885,000 in seven limited liability companies formed to acquire Investment Properties. The Partnership has a 40% - 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 47.6% and 59% and five current and former employees of the management company own between 0% and 2.4% in each of the Investment Properties. See Note 15 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2022 and has reported on the 2022 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees
Recurring annual audits and quarterly reviews	$316,000	$316,000
Subtotal	316,000	316,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	105,000	105,000
Subtotal	105,000	105,000
Total Fees	$421,000	$421,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2022 and 2021 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 566)

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Income for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020

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

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the Partnership) as of December 31, 2022, and 2021, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2023, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The Partnership reviews its investment properties for potential impairment through an analysis of net operating income. In the event that any impairment indicators are present, the Partnership undertakes additional analyses utilizing expected undiscounted future cash flows, expected disposition proceeds for a given asset and anticipated rates of return for its recent acquisitions. Forecasting of cash flows requires management to make estimates and assumptions about such variables as the anticipated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return. In 2022, the Partnership’s net operating income analysis resulted in two properties requiring additional analysis. No impairments were identified in 2022 as a result of the Partnership’s analysis.

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

/s/ Miller Wachman LLP

We have served as the Partnership’s auditor since 1993.

Boston, MA

March 13, 2023

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Rental Properties	$241,076,431	$251,355,202
Cash and Cash Equivalents	49,560,723	96,083,508
Rents Receivable	655,814	935,303
Real Estate Tax Escrows	1,943,680	861,697
Investment in U.S. Treasury Bills	88,332,133	—
Prepaid Expenses and Other Assets	8,814,112	6,183,981
Investments in Unconsolidated Joint Ventures	1,437,387	1,455,888
Total Assets	$391,820,280	$356,875,579
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$410,966,199	$370,481,390
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	24,419,129	22,992,420
Accounts Payable and Accrued Expenses	7,271,729	4,324,879
Advance Rental Payments and Security Deposits	9,032,580	8,369,497
Total Liabilities	451,689,637	406,168,186
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 119,255 and 121,516 units outstanding in 2022 and 2021 respectively	(59,869,357)	(49,292,607)
Total Liabilities and Partners’ Capital	$391,820,280	$356,875,579

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$67,560,662	$62,175,592	$61,661,551
Laundry and sundry income	733,064	462,862	441,159
	68,293,726	62,638,454	62,102,710
Expenses
Administrative	2,731,284	2,476,593	2,209,780
Depreciation and amortization	16,373,429	16,671,076	18,410,811
Management fee	2,716,514	2,523,943	2,452,814
Operating	7,324,692	6,471,250	5,766,160
Renting	639,235	1,241,298	864,542
Repairs and maintenance	11,270,589	10,069,325	8,781,789
Taxes and insurance	9,149,837	8,942,469	8,647,781
	50,205,580	48,395,954	47,133,677
Income Before Other Income (Expense)	18,088,146	14,242,500	14,969,033
Other Income (Expense)
Interest income	1,055,338	87	195
Interest expense	(15,045,477)	(13,629,463)	(13,705,415)
Income (loss) from investments in unconsolidated joint ventures	499,783	(567,308)	160,715
Other (expenses)	(874,517)	(2,745,979)	—
	(14,364,873)	(16,942,663)	(13,544,505)
Net (Loss) Income	$3,723,273	$(2,700,163)	$1,424,528

Net (Loss) Income per Unit	$30.99	$(22.19)	$11.70
Weighted Average Number of Units Outstanding	120,160	121,696	121,786

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$3,723,273	$(2,700,163)	$1,424,528
Other comprehensive income (loss):
Net unrealized gain on derivative instruments for interest rate swaps	294,931	—	—
Comprehensive income (loss)	$4,018,204	$(2,700,163)	$1,424,528

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	(7,159,715)	(376,827)	—	$(37,823,788)
Distribution to Partners	—	—	—	—	—	—	(3,740,604)	(888,393)	(46,757)	—	(4,675,754)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	—	(394,031)
Net Income	—	—	—	—	—	—	1,139,622	270,660	14,245	—	1,424,528
Balance December 31 , 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	—	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(3,738,512)	(887,897)	(46,731)	—	(4,673,140)
Stock Buyback	—	—	—	—	240	(240)	(360,266)	(85,492)	(4,500)	—	(450,258)
Net (Loss)	—	—	—	—	—	—	(2,160,131)	(513,031)	(27,002)	—	(2,700,163)
Balance December 31, 2021	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	$(9,338,738)	$(491,512)	—	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(7,414,385)	(1,760,916)	(92,680)	—	(9,267,981)
Stock Buyback	—	—	—	—	2,261	(2,261)	(4,262,338)	(1,011,403)	(53,232)	—	(5,326,973)
Net Income	—	—	—	—	—	—	2,978,619	707,421	37,233	—	3,723,273
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	294,931	$294,931
Balance December 31, 2022	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	$(11,403,635)	$(600,191)	294,931	$(59,869,357)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net (Loss) Income	$3,723,273	$(2,700,163)	$1,424,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,373,429	16,671,076	18,410,811
Amortization of deferred finance costs	451,937	312,335	239,755
(Income) Loss from investments in joint ventures	(499,783)	567,308	(160,715)
Allowance for doubtful accounts	—	831,576	1,453,695
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	125,000	55,250	25,000
Decrease (Increase) in rents receivable	279,489	(354,806)	(2,381,159)
Increase (Decrease) in accounts payable and accrued expense	2,946,849	436,641	(386,030)
(Increase) Decrease in real estate tax escrow	(1,081,983)	(326,756)	(88,160)
(Increase) in interest receivable U.S. Treasury bills	(573,483)	—	—
(Increase) in prepaid expenses and other assets	(868,084)	(612,666)	(449,715)
Increase (Decrease) in advance rental payments and security deposits	663,083	903,363	(635,701)
Total Adjustments	17,816,454	18,483,321	16,027,781
Net cash provided by operating activities	21,539,727	15,783,158	17,452,309
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,240,000	1,066,109	1,536,732
(Investment) in unconsolidated joint ventures	—	(81,109)	(11,732)
Investment in U.S. Treasury Bills	(177,852,043)	—	—
Proceeds from U.S. Treasury Bills	89,519,910	—	—
Improvement of rental properties	(5,981,125)	(3,317,446)	(3,240,408)
Net cash (used in) investing activities	(93,073,258)	(2,332,446)	(1,715,408)
Cash Flows from Financing Activities
Payment of financing costs	—	(179,245)	(136,326)
Proceeds of mortgage notes payable	41,889,433	88,582,856	3,781,877
Proceeds (payments) of line of credit net	—	(17,000,000)	(1,000,000)
Principal payments of mortgage notes payable	(2,283,733)	(2,294,389)	(2,212,019)
Stock buyback	(5,326,973)	(450,258)	(394,031)
Distributions to partners	(9,267,981)	(4,673,140)	(4,675,754)
Net cash (used in) provided by financing activities	25,010,746	63,985,824	(4,636,253)
Net Increase (Decrease) in Cash and Cash Equivalents	(46,522,785)	77,436,536	11,100,648
Cash and Cash Equivalents, at beginning of period	96,083,508	18,646,972	7,546,324
Cash and Cash Equivalents, at end of period	$49,560,723	$96,083,508	$18,646,972

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

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

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the seven limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership”. Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 15: Investments in Unconsolidated Joint Ventures).

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $452,000, $313,000 and $240,000 for the years ended December 31, 2022, 2021 and 2020 respectively.

Derivative Instruments: The Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending upon the Partnership’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 13).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $295,000 in 2022, but had no comprehensive income or loss for either 2021, or 2020.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2022, 2021, or 2020. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2022, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.43%. At December 31, 2022 and 2021, respectively approximately $49,641,000 and $96,166,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $239,250, $331,176 and $332,325 in 2022, 2021 and 2020, respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2022, 2021 and 2020 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2022, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2022, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2022 with a total of 688 units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2022	December 31, 2021	Useful Life
Land, improvements and parking lots	$87,405,897	$86,887,276	15	-	40	years
Buildings and improvements	256,035,191	253,952,680	15	-	40	years
Kitchen cabinets	14,347,212	16,946,916	5	-	10	years
Carpets	12,047,573	12,029,577	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	553,140	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	18,716,758	18,072,761	5	-	30	years
Motor vehicles	171,519	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	7,902,182	7,898,163	5	-	7	years
Smoke alarms	-	496,641	5	-	7	years
Total fixed assets	400,703,910	400,588,242
Less: Accumulated depreciation	(159,627,479)	(149,233,040)
	$241,076,431	$251,355,202

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$35,002,712	$2,112,000	$8,593,109	$10,017,430	$2,268,528	$18,610,539	$20,879,067	$15,677,522	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$474,538	$684,000	$3,590,538	$4,274,538	$2,809,689	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$11,214,000	$177,610	$1,478,359	$1,595,610	$177,610	$3,073,969	$3,251,579	$2,484,683	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$5,440,000	$342,000	$1,367,669	$987,302	$342,000	$2,354,971	$2,696,971	$2,090,340	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$32,325,000	$1,410,000	$5,664,816	$4,757,194	$1,410,000	$10,422,010	$11,832,010	$7,974,356	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$8,190,000	$91,400	$740,360	$1,446,236	$91,400	$2,186,596	$2,277,996	$1,519,164	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$3,896,953	$1,341,737	$8,457,497	$135,440	$1,341,737	$8,592,937	$9,934,674	$4,010,934	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline,Massachusetts	$—	$2,362,596	$4,613,985	$19,392	$2,362,596	$4,633,377	$6,995,973	$1,854,782	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$33,005,333	$16,054,336	$44,794,438	$(8,244,684)	$16,054,336	$36,549,754	$52,604,090	$15,240,165	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$19,870,995	$6,815,522	$27,262,087	843,216	6,815,522	$28,105,303	$34,920,825	8,228,990	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$884,042	$2,652,127	$134,614	$884,042	$2,786,741	$3,670,783	$1,060,266	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$26,666,000	$2,175,000	$12,325,000	$5,013,492	$2,175,000	$17,338,492	$19,513,492	$13,158,563	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$3,960,000	$156,000	$634,085	$401,763	$156,000	$1,035,848	$1,191,848	$811,257	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton,Massachusetts	$—	$385,000	$1,540,000	$1,855,862	$385,000	$3,395,862	$3,780,862	$2,867,700	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	$9,798,478	$43,568,912	2,835,600	9,798,478	$46,404,512	$56,202,990	8,739,788	Dec. 2019	(3)
Mill Street Development,Woburn, Massachusetts	$—	$1,375,000	$1,125,000	268,580	1,375,000	$1,393,580	$2,768,580	124,030	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$10,322,000	$1,512,000	$5,701,480	$1,319,949	$1,512,000	$7,021,429	$8,533,429	$5,075,486	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$12,683,000	$936,000	$3,762,013	$2,426,416	$936,000	$6,188,429	$7,124,429	$5,610,496	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$9,608,000	$46,181	$878,323	$1,264,410	$46,181	$2,142,733	$2,188,914	$1,470,935	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$17,105,000	$1,200,000	$4,810,604	$5,384,946	$1,200,000	$10,195,550	$11,395,550	$7,768,753	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$6,247,153	$24,954,777	$77,023	$6,247,153	$25,031,800	$31,278,953	$7,204,090	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$9,543,000	$72,525	$587,777	$1,355,005	$72,525	$1,942,782	$2,015,307	$1,095,614	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$146,281	$23,346	$337,088	$360,434	$284,401	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$26,993,000	$4,686,728	$18,746,911	$(214,784)	$4,686,728	$18,532,127	$23,218,855	$12,635,977	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$5,954,546	$3,280,000	$4,920,000	$81,477	$3,280,000	$5,001,477	$8,281,477	$3,906,943	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$19,266,000	$1,335,000	$7,565,501	$2,978,648	$1,335,000	$10,544,149	$11,879,149	$8,059,088	Dec. 1999	(3)
Westgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$4,494,000	$44,965	$4,478,687	$304,524	$44,965	$4,783,211	$4,828,176	$3,221,610	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$38,475,000	$461,300	$2,424,636	$6,284,273	$461,300	$8,708,909	$9,170,209	$5,933,042	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$22,185,693	$9,114,334	$35,874,994	$(1,356,580)	$9,114,334	$34,518,414	$43,632,748	$8,708,815	July 2017	(3)

	$414,125,232	$75,124,253	$282,829,954	$42,593,173	$75,280,781	$325,423,127	$400,703,911	$159,627,479
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.
(3)	(3) In 2022, rental properties were depreciated over the following estimated useful lives

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2022	2021	2020
Rental Properties
Balance, Beginning	$400,588,242	$398,629,793	$398,554,000
Additions:
Buildings, improvements and other assets	5,981,125	3,317,445	3,240,408
	406,569,367	401,947,238	401,794,408
Deduct:
Write-offs of retired or disposed assets	5,865,457	1,358,996	3,164,615
Rental properties held for sale and/or sold
Balance, Ending	$400,703,910	$400,588,242	$398,629,793
Accumulated Depreciation
Balance, Beginning	$149,233,040	$134,019,906	$120,190,012
Add:
Depreciation for the year	16,259,896	16,572,131	16,994,509
	165,492,936	150,592,037	137,184,521
Deduct
Accumulated depreciation of retired or disposed assets	5,865,457	1,358,997	3,164,615
Balance, Ending	$159,627,479	$149,233,040	$134,019,906

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement. The additional advance under the Amended Agreement is in the amount of $80,284,000, at a fixed interest rate of 4.33%, payable on a monthly basis through July 31, 2032. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings.

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $834,000 in prepayment penalties. The remaining balance of approximately $42,404,000 will be used for general partnership purposes.

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

The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties, which was included in Other Loss in the Consolidated Statements of Income. The remaining balance of approximately $89,000,000 will be used for general partnership purposes. See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

See the schedules in Note 5, Mortgage Notes Payable, for the details of the transactions as it relates to the specific properties.

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,717,000, $2,524,000 and $2,453,000 in 2022, 2021 and 2020, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2022, 2021 and 2020, approximately $747,000, $1,086,000 and $1,080,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2022 expenses referred to above, approximately $262,000 consisted of repairs and maintenance, $347,000 of administrative expense and approximately $24,000 for renting expenses. Approximately $114,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2022, the Hamilton Company received approximately $758,000 from the Investment Properties of which approximately $661,000 was the management fee, approximately $30,000 was for construction, architectural services and supervision of capital projects, approximately $41,000 was for maintenance services, and approximately $26,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,875,000, $3,640,000 and $3,535,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2022, 2021, and 2020, the Partnership recognized approximately $85,000, $45,000 and $45,000 respectively for the employer’s match contribution to the plan. See Note 16.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 15 people. During the years ended December 31, 2022, 2021 and 2020 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2022, are various related entities of the Brown family, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2022, and a total of $20,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2022 and a total of $68,000 was paid for attendance and participation in such meetings.

Sally Michael is a Director of NewReal,Inc., and she is a partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling $84,000, $168,000,and $25,000 for 2022, 2021, and 2020, respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,406,000 and $3,067,000 of security deposits are included in prepaid expenses and other assets at December 31, 2022 and 2021, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2022 and 2021 is approximately $1,979,000 and $1,819,000, respectively, held in escrow to fund future capital improvements.

Included in prepaid expenses and other assets at December 31, 2022, the Partnership recorded $573,000 and $580,000 of Treasury bill interest receivable and distributions receivable from the Joint Ventures , respectively. No such transactions occurred in 2021.

Intangible assets on the acquisition of Mill Street Apartments is included in prepaid expenses and other assets. Intangible assets are $0 net of accumulated amortization of approximately $1,418,000 and approximately $26,000 net of accumulated amortization of approximately $1,392,000 at December 31, 2022 and 2021, respectively.

Financing fees in association with the refinancing and the line of credit of approximately $109,000 and $169,000 are net of accumulated amortization of approximately $70,000 and $10,000 at December 31, 2022 and 2021 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2022 and 2021, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2022, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,519,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2022, the weighted average interest rate on the above mortgages was 3.69%. The effective rate of 3.80% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,159,000 and $2,709,000 are net of accumulated amortization of approximately $973,000 and $1,139,000 at December 31, 2022 and 2021, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2022 are as follows:

2023—current maturities	$2,706,000
2024	2,861,000
2025	3,613,000
2026	25,081,000
2027	23,251,000
Thereafter	356,613,000
414,125,000
Less: unamortized deferred financing costs	3,159,000
$410,966,000

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

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $834,000 in prepayment penalties. The remaining balance of approximately $42,404,000 will be used for general partnership purposes.

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

DECEMBER 31, 2022

The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

The breakout by property of the material balances by year are as follows:

	PREVIOUS	CURRENT	DEFERRED
	MORTGAGE	MORTGAGE	FINANCE	PREPAYMENT
PROPERTY NAME	BALANCE	BALANCE	COSTS	PENALTY
Clovelly Apts LP	$4,160,000	$11,214,000	$121,817	$167,141
Comm 1137 LP	3,750,000	5,440,000	60,504	151,314
Comm 1144 LP	14,780,000	32,325,000	340,007	592,728
Executive Apts LP	2,415,000	8,190,000	89,333	96,434
N.Beacon 140 LP	6,937,000	12,683,000	135,813	277,003
Olde English Apt LP	3,080,000	9,608,000	104,345	123,956
Redwood Hills LP	6,743,000	17,105,000	188,406	271,204
River Dr. LP	3,465,000	9,543,000	104,605	139,218
Highland St. Apts LP	1,050,000	3,960,000	45,076	41,928
WCB Assoc. LLC	7,000,000	19,266,000	204,586	408,873
Hamilton Oaks Assoc. LP	11,925,000	26,666,000	281,596	476,180
	$65,305,000	$156,000,000	$1,676,088	$2,745,979

	PREVIOUS	CURRENT	DEFERRED
	MORTGAGE	MORTGAGE	FINANCE	PREPAYMENT
PROPERTY NAME	BALANCE	BALANCE	COSTS	PENALTY
Dean Street	$5,687,000	$10,322,000	$109,841	$160,943
School Street	13,178,000	26,993,000	287,159	171,676
Westgate Apartments	15,700,000	38,475,000	409,299	401,714
Courtyard at Westgate	2,500,000	4,494,000	47,831	100,211
	$37,065,000	$80,284,000	$854,130	$834,544

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

with KeyBank National Associates (KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.3%. Consequently, as of December 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit, prior to the extension on October 29, 2021,was subject to a fee ranging from 15 to 20 basis points per annum. The Partnership under the current modification, is no longer subject to this fee.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2022 and 2021 respectively, amounts received for prepaid rents of approximately $2,618,000 and $2,173,000 are included in cash and cash equivalents, and security deposits of approximately $3,406,000 and $3,067,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

In 2022 the Partnership paid a total distribution of an aggregate $76.80 per Unit ($2.56 per Receipt) for a total payment of $9,267,981. In 2021 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2022	2021
Net Income (Loss) per Depositary Receipt	$1.03	$(0.74)
Distributions per Depositary Receipt	$2.56	$1.28

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2022 are as follows:

Class A	48,776
Class B	11,584
General Partnership	610
60,970

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

From August 20, 2007 through December 31, 2022, the Partnership has repurchased 1,488,460 Depositary Receipts at an average price of $30.14 per receipt (or $904.22 per underlying Class A Unit), 4,047 Class B Units and 213 General Partnership Units, both at an average price of $ 1,183.00 per Unit, totaling approximately $50,495,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2022, the Partnership purchased a total of 54,271 Depositary Receipts. The average price was $78.47 per receipt or $2,354.04 per unit. The cost including commission was $4,262,338. The Partnership was required to repurchase 429.65 Class B Units and 22.61 General Partnership units at a cost of $1,011,403 and $53,232 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 10. RENTAL INCOME

During the year ended December 31, 2022, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2022 as follows:

Commercial
Property Leases
2023	$2,464,018
2024	1,867,002
2025	1,546,485
2026	1,362,578
2027	1,041,464
Thereafter	6,864,094
$15,145,641

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $541,000, $563,000 and $512,000 for the years ended December 31, 2022, 2021 and 2020 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 20% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2023	$467,961	30,041	21	16%
2024	661,688	22,054	13	23%
2025	102,329	1,786	3	4%
2026	347,891	13,721	6	12%
2027	197,585	5,341	4	7%
2028	93,873	2,158	1	3%
2029	38,874	1,254	1	1%
2030	—	—	—	—%
2031	—	—	—	—%
Thereafter	968,518	31,688	3	34%
Totals	$2,878,719	108,043	52	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,007,000 and $832,000 at December 31, 2022 and 2021. Included in rents receivable at December 31, 2022 is approximately $73,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at December 31, 2022 and 2021 also includes approximately $4,000 and $266,000 respectively representing the deferral of rental concession primarily related to the residential properties.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2022, 2021 and 2020, cash paid for interest was approximately $14,425,000, $13,298,000 and $13,307,000 respectively. Cash paid for state income taxes was approximately $65,000, $117,000 and $100,000 during the years ended December 31, 2022, 2021 and 2020 respectively. In 2022, 5 properties were involved in a non-cash financing activity of approximately $43,000,000 In 2021, 11 properties were involved in a non-cash financing activity of approximately $65,000,000. In 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2022 and 2021, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2022 and December 31, 2021 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Partnership considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts.

The Partnership has investments in Treasury Bills some of which mature over a period greater than 90 days and are classified as short-term investments. The Treasury Bills are carried at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income. The Treasury Bills are classified within Level I of the fair value hierarchy.

At December 31, 2022 and 2021, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2022 and 2021, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2022 and 2021, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

●	For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our cash equivalents, Treasury bills, and debt.

	Dec 31, 2022		Dec 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	49,560,723	49,560,723	96,083,508	96,083,508
Treasury bills	88,332,133	88,908,540	—	—
Total Assets	137,892,856	138,469,263	96,083,508	96,083,508

Liabilities
Mortgage payable *
- Partnership properties	410,966,199	355,629,060	370,481,390	383,244,134
- Investment properties	166,090,966	153,710,522	166,203,705	175,881,762
Total Liabilities	577,675,590	522,814,114	536,685,095	559,125,896

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2022 and 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Partnership’s objectives in using rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Partnership uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Partnership making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $111,000 will be reclassified as a decrease to interest expense.

As of December 31, 2022 ,the Partnership had one interest rate swap outstanding with a notional amount of approximately $295,000 designated as cash flow hedges of interest rate risk. As of December 31,2022, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021.

	Fair Value
Asset Derivatives designated	December 31,	December 31,
as hedging instruments	2022	2021	Balance sheet location
Interest rate swaps	$294,931	$—	Prepaid Expenses and Other Assets

The table below presents the effect the Company’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2022 and 2021

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2022	2021	2020		2022	2021	2020		2022	2021	2020

Interest rate swaps	$294,931	$—	$—	Interest expense	$—	$—	$—	Interest and other investment income (loss)	$(15,045,477)	$(13,629,463)	$(13,705,415)

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $10,968,000 was approximately $7,245,000 more than statement income for the year ended December 31, 2022. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2022 is approximately $14,000,000 more than the statement basis. The primary reasons for the difference in tax basis are accelerated depreciation, bonus depreciation and other timing differences. The Partnership’s Federal tax basis in its joint venture investments is approximately $3,000,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2022	2021	2020

	(in thousands)
Financial statement (“book”) net income (loss)	$3,723	$(2,700)	$1,425
Book/Tax differences from depreciation	4,160	5,673	6,627
Book/Tax differences from Investment Properties	1,258	(87)	(69)
Increase in prepaid rent and allowances	554	(46)	936
Other items	1,273	1,216	(341)
Taxable income	$10,968	$4,056	$8,578

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2022, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2019 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 15. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. As of December 31, 2022, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2022, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton On Main Apartments, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $8,714,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information as of December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,829,640	$2,585,680	$4,810,934	$78,291	$4,467,772	$13,456,133	$75,907,107	$107,135,557
Cash & Cash Equivalents	985,849	110,907	358,016	29,065	328,742	1,377,250	3,866,113	7,055,942
Rent Receivable	202,221	78,436	—	4,915	2,600	9,565	106,165	403,902
Real Estate Tax Escrow	74,423	—	27,771	—	34,842	130,911	—	267,947
Prepaid Expenses & Other Assets	321,912	53,316	111,018	493	26,238	186,990	2,288,330	2,988,297
Total Assets	$7,414,045	$2,828,339	$5,307,739	$112,764	$4,860,194	$15,160,849	$82,167,715	$117,851,645
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,962,080	$—	$8,676,945	$—	$5,928,736	$16,873,248	$124,649,959	$166,090,968
Accounts Payable & Accrued Expense	165,576	43,000	84,025	23,329	162,623	556,239	2,012,851	3,047,643
Advance Rental Pmts & Security Deposits	310,443	—	269,326	—	171,680	463,963	2,950,161	4,165,573
Total Liabilities	10,438,099	43,000	9,030,296	23,329	6,263,039	17,893,450	129,612,971	173,304,184
Partners’ Capital	(3,024,054)	2,785,339	(3,722,557)	89,435	(1,402,845)	(2,732,601)	(47,445,256)	(55,452,539)
Total Liabilities and Capital	$7,414,045	$2,828,339	$5,307,739	$112,764	$4,860,194	$15,160,849	$82,167,715	$117,851,645
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,392,669	$—	$44,718	$—	$—	$—	1,437,387
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,512,027)	$—	$(1,861,278)	$—	$(701,422)	$(1,366,300)	$(18,978,102)	(24,419,129)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,981,742)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2023	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information for the year ended December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,640,480	$296,313	$1,516,329	$102,802	$1,212,854	$3,644,802	$15,136,724	$23,550,304
Laundry and Sundry Income	17,652	—	245	—	—	77,589	135,607	231,093
	1,658,132	296,313	1,516,574	102,802	1,212,854	3,722,391	15,272,331	23,781,397
Expenses
Administrative	19,543	6,548	33,656	2,793	14,579	68,948	218,772	364,839
Depreciation and Amortization	478,538	11,709	346,793	3,264	338,919	1,081,096	3,768,367	6,028,686
Management Fees	75,216	11,468	59,715	4,160	48,548	146,115	316,813	662,035
Operating	229,528	—	76,108	1,344	129,232	400,489	1,167,733	2,004,434
Renting	25,926	—	32,332	—	9,873	51,327	91,041	210,499
Repairs and Maintenance	185,275	3,180	184,057	—	106,689	626,909	1,694,941	2,801,051
Taxes and Insurance	266,024	63,139	182,098	18,513	153,117	513,699	2,503,801	3,700,391
	1,280,050	96,044	914,759	30,074	800,957	2,888,583	9,761,468	15,771,935
Income Before Other Income	378,082	200,269	601,815	72,728	411,897	833,808	5,510,863	8,009,462
Other Income (Loss)
Interest Expense	(412,329)	—	(351,175)	—	(237,851)	(759,704)	(5,081,626)	(6,842,685)
Other(Expense)	—	—	—	—	—	(81,360)	—	(81,360)
	(412,329)	—	(351,175)	—	(237,851)	(841,064)	(5,081,626)	(6,924,045)
Net (Loss) Income	$(34,247)	$200,269	$250,640	$72,728	$174,046	$(7,256)	$429,237	$1,085,417
Net (Loss) Income —NERA 50%	$(17,124)	$100,134	$125,319	$36,364	$87,023	$(3,628)		328,088
Net Income —NERA 40%							$171,695	171,695
								$499,783

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Future annual mortgage maturities at December 31, 2022 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2023	$—	$230,791	$—	$—	$—	$230,791
12/31/2024	—	239,883	—	16,900,000	—	17,139,883
12/31/2025	10,000,000	249,333	—		—	10,249,333
12/31/2026		259,155	—		—	259,155
12/31/2027		269,364	—	—	—	269,364
Thereafter	—	7,465,041	6,000,000	—	125,000,000	138,465,041
	10,000,000	8,713,567	6,000,000	16,900,000	125,000,000	166,613,567
Less: unamortized deferred financing costs	(37,920)	(36,622)	(71,264)	(26,752)	(350,041)	(522,599)
	$9,962,080	$8,676,945	$5,928,736	$16,873,248	$124,649,959	$166,090,968

At December 31, 2022 the weighted average interest rate on the above mortgages was 4.15%. The effective rate was 4.21% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information as of December 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,263,331	$2,588,169	$5,062,602	$81,555	$4,697,616	$14,334,539	$78,755,698	$111,783,510
Cash & Cash Equivalents	333,699	98,674	155,627	11,845	156,058	565,171	2,070,558	3,391,632
Rent Receivable	232,521	68,828	9,905	6,111	6,999	37,750	175,213	537,327
Real Estate Tax Escrow	76,651	—	29,999	—	36,451	109,588	—	252,689
Prepaid Expenses & Other Assets	301,043	62,399	117,197	446	24,009	181,941	2,102,717	2,789,752
Total Assets	$7,207,245	$2,818,070	$5,375,330	$99,957	$4,921,133	$15,228,989	$83,104,186	$118,754,910
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,948,291	$—	$8,892,331	$—	$5,920,552	$16,857,197	$124,585,336	$166,203,707
Accounts Payable & Accrued Expense	68,265	3,000	52,392	3,251	48,145	188,012	670,624	1,033,689
Advance Rental Pmts& Security Deposits	180,497	—	228,803	—	159,324	434,126	2,522,719	3,525,469
Total Liabilities	10,197,053	3,000	9,173,526	3,251	6,128,021	17,479,335	127,778,679	170,762,865
Partners’ Capital	(2,989,808)	2,815,070	(3,798,196)	96,706	(1,206,888)	(2,250,346)	(44,674,493)	(52,007,955)
Total Liabilities and Capital	$7,207,245	$2,818,070	$5,375,330	$99,957	4,921,133	$15,228,989	$83,104,186	$118,754,910
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,407,535	$—	$48,353	$	$	$	$1,455,888
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,494,905)	$—	$(1,899,098)	$—	$(603,445)	$(1,125,174)	$(17,869,798)	(22,992,420)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,536,532)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information for the year ended December 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,609,397	$391,878	$1,360,472	$98,135	$1,139,865	$3,370,478	$12,866,983	$20,837,208
Laundry and Sundry Income	12,761	—	1,494	—	3,913	38,697	97,781	154,646
	1,622,158	391,878	1,361,966	98,135	1,143,778	3,409,175	12,964,764	20,991,854
Expenses
Administrative	76,338	2,875	31,566	2,812	16,450	68,008	205,460	403,509
Depreciation and Amortization	479,512	20,298	343,834	3,264	338,362	1,089,225	3,742,118	6,016,613
Management Fees	52,617	12,922	54,178	3,801	45,541	131,221	274,882	575,162
Operating	168,160	—	58,667	334	98,115	432,061	1,023,732	1,781,069
Renting	101,328	—	54,672	—	4,419	90,842	460,718	711,979
Repairs and Maintenance	159,593	520	129,548	—	120,626	624,475	1,814,342	2,849,104
Taxes and Insurance	261,145	60,764	175,183	19,467	144,533	451,937	2,426,021	3,539,050
	1,298,693	97,379	847,648	29,678	768,046	2,887,769	9,947,273	15,876,486
Income Before Other Income	323,465	294,499	514,318	68,457	375,732	521,406	3,017,491	5,115,368
Other Income (Loss)
Interest Expense	(246,339)	—	(359,036)	—	(237,845)	(759,698)	(5,055,677)	(6,658,595)
Interest income		—	—	—	—	—	1,222	1,222
	(246,339)	—	(359,036)	—	(237,845)	(759,698)	(5,054,455)	(6,657,373)
Net Income (Loss)	$77,126	$294,499	$155,282	$68,458	$137,887	$(238,292)	$(2,036,964)	$(1,542,005)
Net Income (Loss)—NERA 50%	$38,563	$147,249	$77,641	$34,229	$68,944	$(119,147)		247,478
Net Income —NERA 40%							$(814,786)	(814,786)
								$(567,308)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information for the year ended December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,649,177	$2,590,659	$5,373,751	$84,819	$4,998,436	$15,239,672	$80,763,418	$115,699,932
Cash & Cash Equivalents	252,878	55,322	156,073	13,443	159,599	520,150	2,425,085	3,582,550
Rent Receivable	28,181	—	37,127	3,005	3,816	65,511	515,411	653,051
Real Estate Tax Escrow	71,203	—	19,874	—	35,849	106,199	—	233,125
Prepaid Expenses & Other Assets	281,503	80,008	89,636	407	23,198	148,796	1,471,134	2,094,682
Total Assets	$7,282,942	$2,725,989	$5,676,461	$101,674	$5,220,898	$16,080,328	$85,175,048	$122,263,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,934,502	$—	$9,099,301	$—	$5,912,368	$16,841,145	$124,520,713	$166,308,029
Accounts Payable & Accrued Expense	68,741	3,200	87,731	2,924	50,514	156,923	675,771	1,045,804
Advance Rental Pmts& Security Deposits	208,851	—	227,908	—	137,792	424,314	2,216,093	3,214,958
Total Liabilities	10,212,094	3,200	9,414,940	2,924	6,100,674	17,422,382	127,412,577	170,568,791
Partners’ Capital	(2,929,152)	2,722,789	(3,738,479)	98,750	(879,776)	(1,342,054)	(42,237,529)	(48,305,451)
Total Liabilities and Capital	$7,282,942	$2,725,989	$5,676,461	$101,674	$5,220,898	$16,080,328	$85,175,048	$122,263,340
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,361,395	$—	$49,375	$	$	$	1,410,770
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,464,576)	$—	$(1,869,240)	$—	$(439,888)	$(671,027)	$(16,895,012)	(21,339,743)
								$(19,928,974)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—
Units sold through February 1, 2021	—	—	—	—	—	—	—	—
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2021	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

Summary financial information for the year ended December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$874,212	$19,848	$1,516,648	$96,223	$1,165,027	$3,497,639	$14,607,212	$21,776,809
Laundry and Sundry Income	12,495	—	604	—	2,951	35,302	78,361	129,713
	886,707	19,848	1,517,252	96,223	1,167,978	3,532,941	14,685,573	21,906,522
Expenses
Administrative	20,296	4,026	36,431	12,995	13,603	59,014	181,332	327,697
Depreciation and Amortization	488,315	20,297	339,513	3,264	348,994	1,059,165	3,696,822	5,956,370
Management Fees	42,958	2,203	57,986	3,529	46,275	132,513	294,565	580,029
Operating	79,195	—	67,885	276	102,397	362,318	1,021,480	1,633,551
Renting	22,782	—	52,571	—	7,994	73,837	309,112	466,296
Repairs and Maintenance	128,728	3,180	138,991	—	95,185	513,642	1,562,154	2,441,880
Taxes and Insurance	256,162	61,612	167,456	17,416	144,664	449,692	2,286,872	3,383,874
	1,038,436	91,318	860,833	37,480	759,112	2,650,181	9,352,337	14,789,697
Income Before Other Income	(151,729)	(71,470)	656,419	58,743	408,866	882,760	5,333,236	7,116,825
Other Income (Loss)
Interest Expense	(299,161)	—	(369,742)	—	(238,233)	(765,692)	(5,069,899)	(6,742,727)
Gain on sale of real estate	—	—	—		—	—	—	—
	(299,161)	—	(369,742)	—	(238,233)	(765,692)	(5,069,899)	(6,742,727)
Net Income (Loss)	$(450,890)	$(71,470)	$286,677	$58,744	$170,632	$117,068	$263,337	$374,098
Net Income (Loss)—NERA 50%	$(225,445)	$(35,735)	$143,339	$29,372	$85,316	$58,534		55,381
Net Income —NERA 40%							$105,335	105,335
								$160,715

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 16. EMPLOYEE BENEFIT 401(k) PLANS

Effective January 1, 2019, employees of the Partnership, who meet certain minimum age and service requirements, are eligible to participate in the Management Company’s 401(k) Plan (the “401(k) Plan”).  Eligible employees may elect to defer up to 90 percent of their eligible compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.

The amounts contributed by employees are immediately vested and non-forfeitable. Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2022, 2021and 2020 was approximately $85,000, $45,000 and $45,000 respectively.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	Total
Revenue	$16,580,409	$16,931,928	$17,078,383	$17,703,006	$68,293,726
Expenses	12,803,459	12,321,006	12,517,586	12,563,529	50,205,580
Income Before Other Income	3,776,950	4,610,922	4,560,797	5,139,477	18,088,146
Other Expenses	(3,434,532)	(4,367,937)	(3,565,573)	(2,996,831)	(14,364,873)
Net Income	$342,418	$242,985	$995,224	$2,142,646	$3,723,273
Net Income Per Unit	$2.82	$2.02	$8.32	$17.83	$30.99
Net Income Per Depositary Receipt	$0.09	$0.07	$0.28	$0.59	$1.03

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total
Revenue	$15,088,789	$15,447,344	$15,946,672	$16,155,649	$62,638,454
Expenses	11,693,650	11,260,112	12,395,436	13,046,756	48,395,954
Income Before Other Income	3,395,139	4,187,232	3,551,236	3,108,893	14,242,500
Other Expenses	(3,689,319)	(3,617,341)	(3,626,621)	(6,009,382)	(16,942,663)
Net (Loss) Income	$(294,180)	$569,891	$(75,385)	$(2,900,489)	$(2,700,163)
Net (Loss) Income Per Unit	$(2.42)	$4.68	$(0.62)	$(23.83)	$(22.19)
Net (Loss) Income Per Depositary Receipt	$(0.08)	$0.16	$(0.02)	$(0.79)	$(0.74)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 19—SUBSEQUENT EVENTS WILL UPDATE FOR SEVERAL EVENTS

From January 1, 2023 through March 13, 2023, the Partnership has not purchased any Depository Receipts.

In March 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

On December 12, 2022, the Partnership signed a purchase and sale agreement to purchase a commercial retail property of approximately 20,700 square feet, located at 659 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. The Partnership made a deposit of $500,000 to secure the transaction. This acquisition was funded from the Partnership’s cash reserves. The Partnership closed on the transaction on January 18, 2023.

On December 19, 2022, a class action was commenced in the United States District Court for the District of Massachusetts against a number of parties, including the Company:  Billie Jo White v. RealPage, Inc., et al, Case No. 1:22-cv-12134, United States District Court, District of Massachusetts (“RealPage Litigation”).

The first named defendant, RealPage, Inc., is allegedly the developer of a certain software platform known as “AI Revenue Management” (previously known as “YieldStar”).  In addition to RealPage, the Complaint names as defendants several companies, including the Partnership, allegedly owning, operating and/or managing residential real estate in the Greater Boston Metro Area (collectively, “Defendant Property Managers”).  The Complaint alleged that through the combined use of RealPage’s revenue management services, which allegedly included collecting non-public data regarding various factors influencing rents and generating a suggested rental price for each of the units controlled by a Defendant Property Manager using its services, the Defendant Property Managers constitute a rental “price-fixing cartel” in violation of federal and state anti-trust laws.  The Complaint seeks class certification and unspecified damages, trebled, together with attorney’s fees and other injunctive relief.  No class has yet been certified.

The Company disputed the allegations made against it, as it had not utilized the software, and intended to vigorously defend the lawsuit.

The plaintiffs’ attorney requested that the Partnership submit an affidavit attesting to that fact. The Partnership submitted the affidavit, and subsequently, on March 8, 2023, was dismissed from the lawsuit.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2022

NOTE 20—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2022:
Deducted from asset accounts:
Allowance for doubtful accounts	831,576	845,551		670,102	1,007,025
Year Ended December 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	1,453,695	436,222		1,058,341	831,576
Year Ended December 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	240,111	1,846,237		632,653	1,453,695
(a)	Uncollectible accounts written off

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(d) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934) (4)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
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

(10.36)	Rate Lock Authorization Agreements dated as of April 25, 2022, by and between KeyBank National Associates as the Lender, and New England Realty Associates Limited Partnership as the Borrower.(40)
(10.37)

Reaffirmation, Joinder and First Amendment to the Master Credit Facility Agreement dated as of June 16, 2022, by and between KeyBank National Association as the Lender, and New England Realty Associates Limited Partnership as the Borrower.(41)

(10.38)	Multifamily Note, Mortgage, dated June 16, 2022 by and between New England Realty Associates Limited Partnership and KeyBank National Association.(42)
(10.39)	Assignment of Leases and Rents and Security Agreement and Fixture Filings dated June 16, 2022 by and between New England Realty Associates Limited Partnership and KeyBank National Association.(43)
(10.40)

Multifamily Note, Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filings dated June 16, 2022 by and between New England Realty Associates Limited Partnership and KeyBank National Association.(44)

(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of New Real, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Exhibit 4(d) to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 12, 2020.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.

(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(33)	Incorporated herein by reference to Exhibit 10.29 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(34)	Incorporated herein by reference to Exhibit 10.30 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(35)	Incorporated herein by reference to Exhibit 10.31 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(36)	Incorporated herein by reference to Exhibit 10.32 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(37)	Incorporated herein by reference to Exhibit 10.33 to the Partnership’s Form 10-K as filed with the Securities and

Exchange Commission on March 12, 2020
(38)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021
(39)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021.
(40)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2022.
(41)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(42)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(43)	Incorporated herein by reference to Exhibit 10.2.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(44)	Incorporated herein by reference to Exhibit 10.2.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 13, 2023
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 13, 2023
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ David Aloise	Director of the General Partner	March 13, 2023
David Aloise

/s/ Andrew Bloch	Director of the General Partner	March 13, 2023
Andrew Bloch

/s/ Martina Alibrandi	Director of the General Partner	March 13, 2023
Martina Alibrandi

/s/ Sally Michael	Director of the General Partner	March 13, 2023
Sally Michael

/s/ David Reier	Director of the General Partner	March 13, 2023
David Reier