Form 10-Q
period 2023-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-05-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 95,042 of the registrant’s Class A units (2,851,254 Depositary Receipts) of limited partnership issued and outstanding and 22,572 Class B units issued and outstanding.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of income, statements of comprehensive income, changes in partners’ capital, and cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on

Form10-K for the fiscal year ended December 31, 2022.

The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS
Rental Properties	$248,529,340	$241,076,431
Cash and Cash Equivalents	24,654,625	49,560,723
Rents Receivable	801,990	655,814
Real Estate Tax Escrows	2,031,757	1,943,680
Investment in U.S. Treasury Bills	97,759,876	88,332,133
Prepaid Expenses and Other Assets	9,782,554	8,814,112
Investments in Unconsolidated Joint Ventures	1,436,252	1,437,387
Total Assets	$384,996,394	$391,820,280
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$410,449,284	$410,966,199
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	25,244,289	24,419,129
Accounts Payable and Accrued Expenses	5,094,811	7,271,729
Advance Rental Payments and Security Deposits	9,137,784	9,032,580
Total Liabilities	449,926,168	451,689,637
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 118,824 and 119,255 units outstanding in 2023 and 2022 respectively	(64,929,774)	(59,869,357)
Total Liabilities and Partners’ Capital	$384,996,394	$391,820,280

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$17,568,727	$16,460,006
Laundry and sundry income	122,959	120,403
	17,691,686	16,580,409
Expenses
Administrative	737,101	707,786
Depreciation and amortization	3,846,260	4,020,768
Management fee	697,764	673,084
Operating	2,533,796	2,676,208
Renting	191,585	169,389
Repairs and maintenance	2,763,136	2,279,651
Taxes and insurance	2,470,679	2,276,573
	13,240,321	12,803,459
Income Before Other Income (Expense)	4,451,365	3,776,950
Other Income (Expense)
Interest income	974,546	34
Interest expense	(3,899,240)	(3,454,635)
Income from investments in unconsolidated joint ventures	227,704	20,069
	(2,696,990)	(3,434,532)
Net Income	$1,754,375	$342,418

Net Income per Unit	$14.89	$2.82
Weighted Average Number of Units Outstanding	117,861	121,247

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,754,375	$342,418
Other comprehensive income (loss):	—	—
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(165,887)	—
Comprehensive income (loss)	$1,588,488	$342,418

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	$(9,338,738)	$(491,512)	$—	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(4,656,907)	(1,106,016)	(58,211)	—	(5,821,134)
Stock Buyback	—	—	—	—	589	(589)	(1,070,321)	(254,118)	(13,375)	—	(1,337,814)
Net Income	—	—	—	—	—	—	273,935	65,059	3,424	—	342,418
Balance March 31 , 2022	144,180	34,243	1,802	180,225	59,298	120,927	(44,915,650)	(10,633,813)	(559,674)	—	(56,109,137)

Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	$(11,403,635)	$(600,191)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—			(4,563,508)	(1,083,833)	(57,044)	—	(5,704,385)
Stock Buyback	—	—	—	—	431	(431)	(755,666)	(179,411)	(9,443)	—	(944,520)
Net Income	—	—	—	—	—	—	1,403,500	333,331	17,544	—	1,754,375
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(165,887)	(165,887)

Balance March 31, 2023	144,180	34,243	1,802	180,225	61,401	118,824	$(52,076,136)	$(12,333,548)	$(649,134)	129,044	$(64,929,774)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income	$1,754,375	$342,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,846,260	4,020,768
Amortization of deferred finance costs	94,946	89,578
(Income) from investments in joint ventures	(227,704)	(20,069)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	30,000	35,000
(Increase) Decrease in rents receivable	(146,176)	309,484
(Decrease) Increase in accounts payable and accrued expense	(2,176,919)	281,508
(Increase) in real estate tax escrow	(88,077)	(308,180)
(Increase) in interest receivable U.S. Treasury bills	(257,119)	—
(Increase) in prepaid expenses and other assets	(555,260)	(117,404)
Increase (Decrease) in advance rental payments and security deposits	105,204	(51,696)
Total Adjustments	625,155	4,238,989
Net cash provided by operating activities	2,379,530	4,581,407
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	550,000	405,000
Investment in U.S. Treasury Bills	(53,713,756)	—
Proceeds from U.S. Treasury Bills	44,286,013	—
Purchase of rental property	(8,974,242)	—
Improvement of rental properties	(2,172,877)	(1,045,311)
Net cash (used in) investing activities	(20,024,862)	(640,311)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(611,861)	(600,190)
Stock buyback	(944,520)	(1,337,814)
Distributions to partners	(5,704,385)	(5,821,134)
Net cash (used in) provided by financing activities	(7,260,766)	(7,759,138)
Net Increase (Decrease) in Cash and Cash Equivalents	(24,906,098)	(3,818,042)
Cash and Cash Equivalents, at beginning of period	49,560,723	96,083,508
Cash and Cash Equivalents, at end of period	$24,654,625	$92,265,466

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 30 properties which include 21 residential buildings; 4 mixed use residential, retail and office buildings; 5 commercial buildings and individual units at one condominium complex. These properties total 2,892 apartment units, 19 condominium units and 128,096 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying values of some investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 15: Investment in Unconsolidated Joint Ventures.)

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $95,000 and $90,000 for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 14).

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $166,000 for the three months ended March 31, 2023, but had no comprehensive income or loss for the three months ended March 31, 2022.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2023 or 2022. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2023, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, and investments in U.S. Treasury bills, earning interest at rates from 0.01% to 4.75%. At March 31, 2023 and December 31, 2022, respectively approximately $25,063,000, and $49,641,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts. Of the $25,063,000, approximately $9,885,000 is invested in U.S. Treasury bills maturing in three months.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $109,000 and $73,000 for the three months ended March 31, 2023, and 2022, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2023, and 2022 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2023, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2023, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton, and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2023 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 to in- place leases, and approximately $378,000 to the value of tenant relationships. The value assigned to in-place leases is being amortized over a twelve-month period. The value assigned to tenant relationships is being amortized over the individual tenant’s lease term, ranging from 20 months to 156 months.

Rental properties consist of the following:

	March 31, 2023	December 31, 2022	Useful Life
Land, improvements and parking lots	$90,839,091	$87,405,897	15	-	40	years
Buildings and improvements	261,724,341	256,035,191	15	-	40	years
Kitchen cabinets	14,744,566	14,347,212	5	-	10	years
Carpets	12,609,952	12,047,573	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	553,140	553,140	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	19,215,896	18,716,758	5	-	30	years
Motor vehicles	232,954	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	8,406,539	7,902,182	5	-	7	years
Total fixed assets	411,850,917	400,703,910
Less: Accumulated depreciation	(163,321,577)	(159,627,479)
	$248,529,340	$241,076,431

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholder of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $698,000 and $673,000 for the three months ended March 31, 2023 and 2022, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2023 and 2022, approximately $493,000 and $195,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2023 expenses referred to above, approximately $48,000 consisted of repairs and maintenance, $99,000 of administrative expense, and approximately $57,000 for renting expense. Approximately $289,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2023, the Hamilton Company received approximately $181,000 from the Investment Properties of which approximately $171,000 was the management fee, approximately $4,000 for construction, architectural services and supervision of capital projects, approximately $3,000 for repairs and maintenance, and approximately $3,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,114,000 and $1,039,000 for the three months ended March 31, 2023 and 2022, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2023, the Partnership accrued $16,000 for the employer’s match portion to the plan. For the three months ended March 31, 2022, the Partnership contributed $37,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended March 31, 2023 and 2022, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $37,000 and $0 for the three months ended March 31, 2023 and 2022 respectively.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are the Brown family related entities, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest was between 47.6% and 59%. See Note 15 for a description of the properties and their operations.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,414,000, and $3,406,000 of security deposits are included in prepaid expenses and other assets at March 31, 2023 and December 31, 2022, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at March 31, 2023 and December 31, 2022 is approximately $2,111,000 and $1,979,000, respectively, held in escrow to fund future capital improvements, and approximately $831,000 and $573,000 respectively in interest receivable, U.S. Treasury bills.

Intangible assets on the acquisition of 653 Worcester Road are included in prepaid expenses and other assets. Intangible assets are approximately $834,000 and $0 net of accumulated amortization of approximately $129,000 and $1,418,000 at March 31, 2023, and at December 31, 2022 respectively.

Financing fees in association with the line of credit of approximately $95,000 and $109,000 are net of accumulated amortization of approximately $85,000 and $70,000 at March 31, 2023 and December 31, 2022 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2023 and December 31, 2022, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2023, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2023, the weighted average interest rate on the above mortgages was 3.69%. The effective rate of 3.78% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,064,000 and $3,159,000 are net of accumulated amortization of approximately $1,068,000 and $973,000 at March 31, 2023 and December 31, 2022, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2023 are as follows:

2024—current maturities	$2,753,000
2025	3,014,000
2026	22,063,000
2027	6,625,000
2028	23,163,000
Thereafter	355,895,000
413,513,000
Less: unamortized deferred financing costs	3,064,000
$410,449,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of March 31,2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2023, amounts received for prepaid rents of approximately $2,699,000 are included in cash and cash equivalents, and security deposits of approximately $3,414,000 are included in prepaid expenses and other assets and are restricted cash.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2023	2022
Net Income (Loss) per Depositary Receipt	$0.50	$0.09
Distributions per Depositary Receipt	$1.60	$1.60

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2023 are as follows:

Class A	49,121
Class B	11,666
General Partnership	614
61,401

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

From August 20, 2007 through March 31, 2023, the Partnership has repurchased 1,498,809 Depositary Receipts at an average price of $30.44 per receipt (or $913.09 per underlying Class A Unit), 4,129 Class B Units and 217 General Partnership Units, both at an average price of $1,203.00 per Unit, totaling approximately $51,440,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2023, the Partnership purchased a total of 10,349 Depositary Receipts. The average price was $72.99 per receipt, or $2,189.70 per unit. The cost including commission was $755,666.The Partnership was required to repurchase 81.93 Class B Units and 4.31 General Partnership units at a cost of $179,411 and $9,443 respectively.

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

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2023, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2023 as follows:

Commercial
Property Leases
2024	$2,897,764
2025	2,315,063
2026	2,056,990
2027	1,799,506
2028	1,511,676
Thereafter	10,553,216
$21,134,215

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $147,000 and $175,000 for the three months ended March 31, 2023 and 2022 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, MA. respectively, are approximately 23% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2024	$593,243	35,102	21	17%
2025	489,754	17,963	11	14%
2026	196,439	4,516	7	6%
2027	395,326	15,162	8	12%
2028	189,605	5,493	2	6%
2029	132,747	3,412	2	4%
2030	—	—	—	—%
2031	—	—	—	—%
2032	—	—	—	—%
Thereafter	1,428,260	46,987	4	41%
Totals	$3,425,374	128,635	55	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,188,000 and $1,007,000 at March 31, 2023 and December 31, 2022. Included in rents receivable at March 31, 2023 is approximately $86,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at March 31, 2023 also includes approximately $22,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2023 and 2022, cash paid for interest was approximately $3,754,000, and $3,370,000 respectively. Cash paid for state income taxes was approximately $4,000 and $2,000 during the three months ended March 31, 2023 and 2022 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2023 and December 31, 2022 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts.

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

At March 31, 2023 and December 31, 2022 we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2023 and December 31, 2021, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At March 31, 2023 and at December 31, 2022 the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	March 31, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	24,654,625	24,654,625	49,560,723	49,560,723
Treasury bills	97,759,876	98,616,960	88,332,133	88,908,540
Total Assets	122,414,501	123,271,585	137,892,856	138,469,263

Liabilities
Mortgage payable *
- Partnership properties	410,449,284	369,932,494	410,966,199	355,629,060
- Investment properties	166,061,428	158,229,915	166,090,966	153,710,522
Total Liabilities	576,510,712	528,162,409	577,057,165	509,339,582

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $114,000 will be reclassified as a decrease to interest expense.

As of March 31, 2023, the Partnership had one interest rate swap outstanding with a notional amount of approximately $129,000 designated as cash flow hedges of interest rate risk. As of March 31,2023, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2023 and 2022.

	Fair Value
Asset Derivatives designated	March 31,	March 31,
as hedging instruments	2023	2022	Balance sheet location
Interest rate swaps	$129,044	$—	Prepaid Expenses and Other Assets

The table below presents the effect the Company’s derivative financial instruments on the consolidated statements of income for the quarters ended March 31, 2023 and 2022.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Quarter Ended March 31,	2023	2022		2023	2022		2023	2022

Interest rate swaps	$(165,887)	$—	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,899,240)	$(3,454,635)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2023, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2019 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At March 31, 2023, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2023, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2023, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2023, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $8,657,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at March 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,721,864	$2,585,058	$4,727,451	$77,475	$4,402,156	$13,223,620	$75,278,758	$106,016,382
Cash & Cash Equivalents	1,032,885	132,374	553,282	28,558	377,286	1,201,715	3,827,354	7,153,454
Rent Receivable	209,427	79,310	—	4,923	—	21,329	71,071	386,060
Real Estate Tax Escrow	70,066	—	62,888	—	39,192	135,371	—	307,517
Prepaid Expenses & Other Assets	301,295	50,371	70,323	229	22,867	213,731	2,283,781	2,942,597
Total Assets	$7,335,537	$2,847,113	$5,413,944	$111,185	$4,841,501	$14,795,766	$81,460,964	$116,806,010
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,965,527	$—	$8,621,745	$—	$5,930,781	$16,877,261	124,666,115	$166,061,429
Accounts Payable & Accrued Expense	141,973	43,750	337,102	22,181	266,363	785,701	2,161,658	3,758,728
Advance Rental Pmts & Security Deposits	335,457	19,866	283,654	—	178,024	455,924	3,002,957	4,275,882
Total Liabilities	10,442,957	63,616	9,242,501	22,181	6,375,168	18,118,886	129,830,730	174,096,039
Partners’ Capital	(3,107,420)	2,783,497	(3,828,557)	89,004	(1,533,667)	(3,323,120)	(48,369,766)	(57,290,029)
Total Liabilities and Capital	$7,335,537	$2,847,113	$5,413,944	$111,185	$4,841,501	$14,795,766	$81,460,964	$116,806,010
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,391,749	$—	$44,502	$—	$—	$—	1,436,252
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,553,710)	$—	$(1,914,279)	$—	$(766,834)	$(1,661,560)	$(19,347,906)	(25,244,289)
Total Investment in Unconsolidated Joint Ventures (Net)								$(23,808,037)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through May 1, 2023	—	—	—	—	—	—	—	—
Unsold units	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$438,988	$60,471	$411,890	$24,867	$313,502	$924,814	$3,997,298	$6,171,830
Laundry and Sundry Income	2,703	—	—	—	—	13,167	36,000	51,870
	441,691	60,471	411,890	24,867	313,502	937,981	4,033,298	6,223,700
Expenses
Administrative	4,740	750	3,469	921	3,875	12,705	48,007	74,467
Depreciation and Amortization	116,987	2,927	86,306	816	83,717	264,509	905,747	1,461,009
Management Fees	19,092	3,179	16,137	994	12,806	37,196	81,609	171,013
Operating	83,347	—	25,379	67	37,516	128,942	376,999	652,250
Renting	3,175	—	8,256	—	1,367	11,946	40,623	65,367
Repairs and Maintenance	54,468	—	24,210	—	20,934	153,454	317,975	571,041
Taxes and Insurance	70,934	15,457	47,175	4,500	35,358	132,372	623,574	929,370
	352,743	22,313	210,932	7,298	195,573	741,124	2,394,534	3,924,517
Income Before Other Income	88,948	38,158	200,958	17,569	117,929	196,857	1,638,764	2,299,183
Other Income (Loss)
Interest Expense	(172,313)	—	(86,958)	—	(58,750)	(187,378)	(1,263,273)	(1,768,672)
	(172,313)	—	(86,958)	—	(58,750)	(187,378)	(1,263,273)	(1,768,672)
Net (Loss) Income	$(83,365)	$38,158	$114,000	$17,569	$59,179	$9,479	$375,491	$530,511
Net (Loss) Income —NERA 50%	$(41,683)	$19,078	$56,999	$8,785	$29,590	$4,740		77,508
Net Income —NERA 40%							$150,196	150,196
								$227,704

Future annual mortgage maturities at March 31, 2023 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3/31/2024	$—	$233,032	$—	$—	$—	$233,032
3/31/2025	—	242,212	—	16,900,000	—	17,142,212
3/31/2026	10,000,000	251,753	—	—	—	10,251,753
3/31/2027	—	261,671	—	—	—	261,671
3/31/2028	—	271,979	—	—	—	271,979
Thereafter	—	7,396,055	6,000,000	—	125,000,000	138,396,055
	10,000,000	8,656,702	6,000,000	16,900,000	125,000,000	166,556,702
Less: unamortized deferred financing costs	(34,473)	(34,957)	(69,219)	(22,739)	(333,885)	(495,273)
	$9,965,527	$8,621,745	$5,930,781	$16,877,261	$124,666,115	$166,061,429

At March 31, 2023 the weighted average interest rate on the above mortgages was 4.18%. The effective rate was 4.25% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,158,533	$2,587,547	$4,984,470	$80,739	$4,623,273	$14,069,945	$78,062,415	$110,566,922
Cash & Cash Equivalents	579,073	112,861	150,018	9,501	202,934	676,290	2,360,219	4,090,896
Rent Receivable	218,440	71,993	5,694	6,525	18,702	24,636	97,827	443,817
Real Estate Tax Escrow	74,171	—	68,049	—	32,369	88,464	—	263,053
Prepaid Expenses & Other Assets	297,060	59,537	104,028	207	17,181	190,308	2,057,455	2,725,776
Total Assets	$7,327,277	$2,831,938	$5,312,259	$96,972	$4,894,459	$15,049,643	$82,577,916	$118,090,464
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,951,738	$—	$8,839,286	$—	$5,922,598	$16,861,209	$124,601,492	$166,176,323
Accounts Payable & Accrued Expense	72,582	3,750	94,711	3,901	75,931	186,788	792,148	1,229,811
Advance Rental Pmts& Security Deposits	210,186	—	235,125	—	158,851	432,060	2,655,212	3,691,434
Total Liabilities	10,234,506	3,750	9,169,122	3,901	6,157,380	17,480,057	128,048,852	171,097,568
Partners’ Capital	(2,907,229)	2,828,188	(3,856,863)	93,071	(1,262,921)	(2,430,414)	(45,470,936)	(53,007,104)
Total Liabilities and Capital	$7,327,277	$2,831,938	$5,312,259	$96,972	4,894,459	$15,049,643	$82,577,916	$118,090,464
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,414,094	$—	$46,536	$	$	$	$1,460,630
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,453,616)	$—	$(1,928,433)	$—	$(631,462)	$(1,215,208)	$(18,188,375)	(23,417,093)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,956,463)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through May 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$441,716	$86,103	$346,820	$24,369	$293,738	$890,382	$3,470,717	$5,553,845
Laundry and Sundry Income	5,526	—	—	—	—	10,551	27,055	43,132
	447,242	86,103	346,820	24,369	293,738	900,933	3,497,772	5,596,977
Expenses
Administrative	4,774	750	11,524	651	2,350	24,520	55,517	100,086
Depreciation and Amortization	119,185	2,927	86,413	816	83,960	268,464	929,135	1,490,900
Management Fees	18,485	3,317	13,803	958	11,393	37,373	76,371	161,700
Operating	52,973	—	21,893	1,172	55,585	108,690	347,529	587,842
Renting	5,627	—	10,160	—	3,802	14,989	57,861	92,439
Repairs and Maintenance	34,929	—	54,531	—	16,213	133,918	354,789	594,380
Taxes and Insurance	66,461	15,990	43,724	4,408	37,727	130,669	609,866	908,845
	302,434	22,984	242,048	8,005	211,030	718,623	2,431,068	3,936,192
Income Before Other Income	144,808	63,119	104,772	16,364	82,708	182,310	1,066,704	1,660,785
Other Income (Loss)
Interest Expense	(62,230)	—	(88,437)	—	(58,739)	(187,378)	(1,263,146)	(1,659,930)
Interest income		—	—	—	—	—		—
	(62,230)	—	(88,437)	—	(58,739)	(187,378)	(1,263,146)	(1,659,930)
Net Income (Loss)	$82,578	$63,119	$16,335	$16,365	$23,969	$(5,068)	$(196,442)	$855
Net Income (Loss)—NERA 50%	$41,289	$31,559	$8,168	$8,183	$11,985	$(2,535)		98,647
Net Income —NERA 40%							$(78,578)	(78,578)
								$20,069

NOTE 16. EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Partnership, who meet certain minimum age and service requirements, are eligible to participate in the Management Company’s 401(k) Plan (the “401(k) Plan”).  Eligible employees may elect to defer up to 90 percent of their eligible compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2023 was $16,000.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 18. SUBSEQUENT EVENTS

From April 1, 2023, through May 8, 2023, the Partnership has purchased 525 Depository Receipts. The average price was $71.67 per receipt, or $2,150.10 per unit. The total cost was $37,876. The Partnership is required to purchase 4 Class B units and 1 General Partnership units at a cost of $9,931 and $523, respectively.

On May 8, 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2023 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $108,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.45% and 4.75%.

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

The vacancy rate for the Partnership’s residential properties as of May 1, 2023 was 2.1% as compared with a vacancy rate of 2.0% as of May 1, 2022. The vacancy rate for the Joint Venture properties as of May 1, 2023 was 2.5%, as compared to 0.6% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the first quarter of 2023, rents increased on average of 6.3% for renewals and increased on average of 10.4% for new leases. For the balance of 2023, management expects a strong rental market with continued rent growth.

For the first quarter of 2023, consolidated revenue increased by 6.7%, operating expenses increased by 3.4 % and Income before Other Income (Expense) increased by 17.9%, as compared to the first quarter of 2022.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During the modification period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of March 31, 2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through March 31, 2023, the Partnership has purchased 1,498,809 Depositary Receipts. During the three months ended March 31, 2023, the Partnership purchased a total of 10,349 Depositary Receipts.

At May 1, 2023, the Harold Brown related entities and Ronald Brown collectively own approximately 31.8% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2023, tenant renewals were approximately 85% with an average rental increase of approximately 6.3%, new leases accounted for approximately 15% with rental rate increases of approximately 10.4%. During the three months ended March 31, 2023, leasing commissions were approximately $59,000 compared to approximately $81,000 for the three months ended March 31, 2022, a decrease of approximately $22,000 (27.9%). Tenant concessions were approximately $20,000 for the three months ended March 31, 2023, compared to approximately $11,000 for the three months ended March 31, 2022, an increase of approximately $9,000 (81.8%). Tenant improvements were approximately $650,000 for the three months ended March 31, 2023, compared to approximately $475,000 for the three months ended March 31, 2022, an increase of approximately $175,000 (36.8%).

Hamilton accounted for approximately 1.7% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2023 and 3.2 % during the three months ended March 31, 2022. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $68,000 (82.6%) and approximately $54,000 (84.1%) of the legal services paid for by the Partnership during the three months ended March 31, 2023 and 2022 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2023, Hamilton provided the Partnership approximately $288,000 in construction and architectural services, compared to approximately $37,000 for the three months ended March 31, 2022.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2023 and 2022, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 and March 31, 2022

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,451,000 during the three months ended March 31, 2023, compared to approximately $3,777,000 for the three months ended March 31, 2022, an increase of approximately $674,000 (17.9%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2023	May 1, 2022
Residential
Units	2,911	2,911
Vacancies	60	57
Vacancy rate	2.1%	2.0%
Commercial
Total square feet	128,096	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2023		2022
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$17,569	17,569	$16,460	$16,460
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$147	147	$175	$175

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$17,568,727	$16,460,006	$1,108,721	6.7%
Laundry and sundry income	122,959	120,403	2,556	2.1%
	17,691,686	16,580,409	1,111,277	6.7%
Expenses
Administrative	737,101	707,786	29,315	4.1%
Depreciation and amortization	3,846,260	4,020,768	(174,508)	(4.3%)
Management fee	697,764	673,084	24,680	3.7%
Operating	2,533,796	2,676,208	(142,412)	(5.3%)
Renting	191,585	169,389	22,196	13.1%
Repairs and maintenance	2,763,136	2,279,651	483,485	21.2%
Taxes and insurance	2,470,679	2,276,573	194,106	8.5%
	13,240,321	12,803,459	436,862	3.4%
Income Before Other Income (Expense)	4,451,365	3,776,950	674,415	17.9%
Other Income (Expense)
Interest income	974,546	34	974,512	100.0%
Interest expense	(3,899,240)	(3,454,635)	(444,605)	(12.9%)
Income from investments in unconsolidated joint ventures	227,704	20,069	207,635	1034.6%
	(2,696,990)	(3,434,532)	737,542	21.5%
Net Income (Loss)	$1,754,375	$342,418	$1,411,957	412.3%

Rental income for the three months ended March 31, 2023 was approximately $17,569,000, compared to approximately $16,460,000 for the three months ended March 31, 2022, an increase of approximately $1,109,000 (6.7%).

The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, 653 Worcester Road, Westgate Apartments, and Clovelly Apartments with increases of $362,000, $185,000, $147,000, $129,000 and $69,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Excluding the increase in expenses at 653 Worcester Road of approximately $311,000, operating expenses increased approximately $126,000 (1.0%). Operating expenses for the three months ended March 31, 2023 were approximately $13,240,000 compared to approximately $12,803,000 for the three months ended March 30, 2022, an increase of approximately $437,000 (3.4%), The factors contributing to the increase are an increase in repairs and maintenance of approximately $483,000 (21.2%), an increase in taxes and insurance of approximately $194,000 (8.5%), partially offset by a decrease in depreciation and amortization expenses of approximately $175,000 (4.3%) due to fully depreciated assets, and a decrease in operating expenses of approximately $142,000 (5.3%).

Interest expense for the three months ended March 31, 2023 was approximately $3,899,000 compared to approximately $3,455,000 for the three months ended March 31, 2022, an increase of approximately $444,000 (12.9%). The increase is due to the refinancing of properties, increasing the amount of the debt, which increased the interest expense for the period.

Interest income for the three months ended March 31, 2023 was approximately $975,000 compared to approximately $0 for the three months ended March 31, 2022, an increase of approximately $975,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.45% to 4.75%.

At March 31, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $228,000 for the three months ended March 31, 2023, compared to net income of approximately $20,000 for the three months ended March 30, 2022, an increase in income of approximately $208,000 (1034.6%). This increase is primarily due to an increase in rental revenue to approximately $2,686,000 from $2,430,000, an increase of approximately $256,000 (10.5%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Included in the income for the three months ended March 31, 2023 is depreciation and amortization expense of approximately $640,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2023 was approximately $1,754,000 compared to net income of approximately $342,000 for the three months ended March 31, 2022, an increase in income of approximately $1,412,000 (412.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2023 was the collection of rents and for 2022 was the proceeds from the refinancing of 5 properties for approximately $43,000,000, interest income generated from the purchase of Treasury Bills, and the collection of rents. The Partnership’s principal use of cash during the first three months of 2023 was the purchase of Treasury Bills and the purchase of the commercial property at 653 Worcester Road for approximately $10,000,000. The majority of cash and cash equivalents of $24,654,625 at March 31, 2023 and $49,560,723 at December 31, 2022 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $24,906,098 for the three months ended March 31, 2023 is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$2,379,530	$4,581,407
Cash (used in) investing activities	(20,024,862)	(640,311)
Cash (used in) financing activities	(611,861)	(600,190)
Repurchase of Depositary Receipts, Class B and General Partner Units	(944,520)	(1,337,814)
Distributions paid	(5,704,385)	(5,821,134)
Net (decrease) in cash and cash equivalents	$(24,906,098)	$(3,818,042)

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is as follows: the Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. This acquisition was funded from the Partnership’s cash reserves. Closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 to in- place leases, and approximately $378,000 to the value of tenant relationships; improvements to rental properties, and the purchase of Treasury Bills. The change in cash used in financing activities is the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2023, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,173,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Lincoln Street, School Street, Woodland Park, Westgate Woburn, and Mill Street Development at a cost of approximately $809,000, $198,000, $184,000, $143,000, $125,000 and $117,000 respectively.

During the three months ended March 31, 2023, the Partnership received distributions of approximately $580,000 from the investment properties. For the three months ended March 31, 2022, the Partnership received $440,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $400,000 and $240,000 for the three months ended March 31, 2023 and 2022, respectively.

In March 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2023, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2023, our proportionate share of the non-recourse debt related to these investments was approximately $70,778,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2023, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2024	2025	2026	2027	2028	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,753,289	3,013,710	22,062,887	6,624,916	23,162,965	355,895,603	$413,513,370
Total Contractual Obligations	$2,753,289	$3,013,710	$22,062,887	$6,624,916	$23,162,965	$355,895,603	$413,513,370

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 13, 2023 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

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

As of March 31, 2023, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $580,000,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2023.

Interest rates ranged from LIBOR plus 218 basis points to LIBOR plus 300 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2023 would be approximately $312 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) have been evaluated as of the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of the Hamilton Company, Inc. (the “Management Company”), Management concluded that IT control and related procedures that support financial reporting were not effective as of March 31, 2023 due to the material weaknesses described below that prevented the recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

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

The Partnership is committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance our internal controls. Management is in the process of executing this remediation plan. We have updated our internal controls to remediate our control deficiencies by designing and implementing controls to mitigate the risks previously not addressed in our control environment. These remediation measures include designing and implementing controls over least privileged access, inclusive of enhanced security configurations and monitoring. We believe these enhancements will allow us to remediate our control deficiencies in a sustained manner. Management is committed to successfully implementing the remediation plan and has begun testing the operating effectiveness of the controls designed and implemented to remediate the material weakness. Based on procedures performed through the date of this filing, we expect the material weakness to be remediated as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting. Except for the above noted material weaknesses and the remediation activities that have already begun, there were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act

Rule 13a-15 that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in Item 1A, “Risk Factors” in our annual report on Form 10K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the first quarter of 2023:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
January 1-31, 2023	$—	—	511,538
February 1-28,2023	$—	—	511,538
March 1-31, 2023	$72.99	10,349	501,189
Total		10,349

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2023, the Partnership has repurchased 1,498,809 Depositary Receipts at an average price of $30.44 per receipt (or $913.20 per underlying Class A Unit), 4,129 Class B Units and 217 General Partnership Units, both at an average price of $1,203.00 per Unit, totaling approximately $51,440,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2023, the Partnership purchased a total of 10,349 Depositary Receipts. The average price was $72.99 per receipt or $2,189.70 per unit. The cost including commission was $755,667. The Partnership was required to repurchase 81.93 Class B Units and 4.31 General Partnership units at a cost of $179,411and $9,443 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 9, 2023
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 9, 2023
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 9, 2023
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 9, 2023
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 9, 2023
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 9, 2023
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 9, 2023
David Reier