Form 10-Q/A
period 2023-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-05-30
CIK 746514

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of New England Realty Associates Limited Partnership (the “Partnership”) amends the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on May 9, 2023 (the “Original Form 10-Q”) to correct an inadvertent error in the weighted average number of units outstanding in the financial statements for the three months ended March 31, 2023. The Partnership incorrectly stated the weighted average number of units outstanding for the three months ended March 31, 2023 as 117,861, rather than the correct number of 119,181. The Partnership also incorrectly stated the net income per unit for the three months ended March 31, 2023 as $14.89 rather than the correct amount of $14.72. As a result, the following item in the original filing has been amended:

Part I, Item 1. Financial Statements, Consolidated Statements of Operations (unaudited);

In accordance with applicable generally accepted accounting principles, the Partnership has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Partnership’s financial statements for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Previously Reported	Restated
Weighted average number of units outstanding	117,861	119,181
Net income per unit	$14.89	$14.72

Except as specifically noted above, this Form 10-Q/A does not modify or update the Original Form 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Partnership’s independent registered public accounting firm. On May 30, 2023, the Partnership’s Principal Financial Officer and Principal Accounting Officer concluded that the financial statements and other financial data at and for the three months ended March 31, 2023, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Form 10-Q/A. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$17,568,727	$16,460,006
Laundry and sundry income	122,959	120,403
	17,691,686	16,580,409
Expenses
Administrative	737,101	707,786
Depreciation and amortization	3,846,260	4,020,768
Management fee	697,764	673,084
Operating	2,533,796	2,676,208
Renting	191,585	169,389
Repairs and maintenance	2,763,136	2,279,651
Taxes and insurance	2,470,679	2,276,573
	13,240,321	12,803,459
Income Before Other Income (Expense)	4,451,365	3,776,950
Other Income (Expense)
Interest income	974,546	34
Interest expense	(3,899,240)	(3,454,635)
Income from investments in unconsolidated joint ventures	227,704	20,069
	(2,696,990)	(3,434,532)
Net Income	$1,754,375	$342,418

Net Income per Unit	$14.72	$2.82
Weighted Average Number of Units Outstanding	119,181	121,247

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2023	2022
Net Income (Loss) per Depositary Receipt	$0.49	$0.09
Distributions per Depositary Receipt	$1.60	$1.60

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2023 are as follows:

Class A	49,121
Class B	11,666
General Partnership	614
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 30, 2023
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 30, 2023
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 30, 2023
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 30, 2023
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 30, 2023
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 30, 2023
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 30, 2023
David Reier