Form 10-Q
period 2023-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-08-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 94,877 of the registrant’s Class A units (2,846,300 Depositary Receipts) of limited partnership issued and outstanding and 22,533 Class B units issued and outstanding.

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

The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Rental Properties	$247,450,840	$241,076,431
Cash and Cash Equivalents	55,700,166	49,560,723
Rents Receivable	769,712	655,814
Real Estate Tax Escrows	2,149,919	1,943,680
Investment in U.S. Treasury Bills	68,355,526	88,332,133
Prepaid Expenses and Other Assets	11,075,437	8,814,112
Investments in Unconsolidated Joint Ventures	1,435,154	1,437,387
Total Assets	$386,936,754	$391,820,280
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	409,834,512	410,966,199
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	25,963,031	24,419,129
Accounts Payable and Accrued Expenses	5,567,224	7,271,729
Advance Rental Payments and Security Deposits	9,878,020	9,032,580
Total Liabilities	451,242,787	451,689,637
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 118,661 and 119,255 units outstanding in 2023 and 2022 respectively	(64,306,033)	(59,869,357)
Total Liabilities and Partners’ Capital	$386,936,754	$391,820,280

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Rental income	$17,964,963	$16,825,737	$35,533,690	$33,285,743
Laundry and sundry income	136,073	106,191	259,032	226,593
	18,101,036	16,931,928	35,792,722	33,512,336
Expenses
Administrative	867,721	623,877	1,604,822	1,331,663
Depreciation and amortization	3,961,432	4,076,597	7,807,693	8,097,365
Management fee	665,073	672,370	1,362,837	1,345,454
Operating	1,721,233	1,522,250	4,255,029	4,198,458
Renting	244,434	150,943	436,019	320,332
Repairs and maintenance	3,479,071	2,974,734	6,241,845	5,254,385
Taxes and insurance	2,423,722	2,300,235	4,894,401	4,576,808
	13,362,686	12,321,006	26,602,646	25,124,465
Income Before Other Income (Expense)	4,738,350	4,610,922	9,190,076	8,387,871
Other Income (Expense)
Interest income	1,199,643	32	2,174,177	61
Interest expense	(3,925,863)	(3,623,714)	(7,825,103)	(7,078,349)
Income (loss) from investments in unconsolidated joint ventures	119,664	90,283	347,368	110,351
Other (expenses)	92,810	(834,538)	92,823	(834,533)
	(2,513,746)	(4,367,937)	(5,210,735)	(7,802,470)
Net Income	$2,224,604	$242,985	$3,979,341	$585,401

Net Income per Unit	$18.73	$2.02	$33.45	$4.84
Weighted Average Number of Units Outstanding	118,764	120,528	118,971	120,885

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$2,224,604	$242,985	$3,979,341	$585,401
Net unrealized gain on derivative instruments for interest rate swaps	168,002	—	2,115	—
Comprehensive income	$2,392,606	$242,985	$3,981,456	$585,401

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	(9,338,738)	(491,512)	—	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(5,581,276)	(1,325,553)	(69,766)	—	(6,976,595)
Stock Buyback	—	—	—	—	1,574	(1,574)	(2,951,569)	(700,523)	(36,869)	—	(3,688,961)
Net Income	—	—	—	—	—	—	468,321	111,226	5,854	—	585,401
Balance June 30 , 2022	144,180	34,243	1,802	180,225	60,283	119,942	$(47,526,881)	$(11,253,588)	$(592,293)		$(59,372,762)
										—
Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	$(11,403,635)	$(600,191)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(5,703,006)	(1,354,464)	(71,288)	—	(7,128,758)
Stock Buyback	—	—	—	—	594	(594)	(1,031,739)	(244,753)	(12,882)	—	(1,289,374)
Net Income	—	—	—	—	—	—	3,183,473	756,075	39,793	—	3,979,341
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	2,115	2,115
Balance June 30, 2023	144,180	34,243	1,802	180,225	61,564	118,661	$(51,711,734)	(12,246,777)	(644,568)	297,046	(64,306,033)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$3,979,341	$585,401
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,807,693	8,097,365
Amortization of deferred finance costs	189,892	252,729
(Income) from investments in joint ventures	(347,368)	(110,351)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	59,000	72,500
(Increase) Decrease in rents receivable	(113,898)	282,243
(Decrease) in accounts payable and accrued expense	(1,704,508)	(284,656)
(Increase) in real estate tax escrow	(206,239)	(984,411)
(Increase) in interest receivable U.S. Treasury bills	(383,809)	—
(Increase) in prepaid expenses and other assets	(1,958,461)	(1,282,943)
Increase in advance rental payments and security deposits	845,440	824,409
Total Adjustments	4,187,742	6,866,885
Net cash provided by operating activities	8,167,083	7,452,286
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,575,000	1,135,000
Investment in U.S. Treasury bills	(68,355,526)	—
Proceeds from U.S. Treasury bills	88,332,133	—
Purchase of rental property	(8,974,242)	—
Improvement of rental properties	(4,865,294)	(2,113,339)
Net cash (used in) investing activities	7,712,071	(978,339)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,321,579)	(1,198,209)
Proceeds from Mortgage Notes Payable	—	41,937,337
Stock buyback	(1,289,374)	(3,688,961)
Distributions to partners	(7,128,758)	(6,976,595)
Net cash provided by (used in) financing activities	(9,739,711)	30,073,572
Net Increase in Cash and Cash Equivalents	6,139,443	36,547,519
Cash and Cash Equivalents, at beginning of period	49,560,723	96,083,508
Cash and Cash Equivalents, at end of period	$55,700,166	$132,631,027

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 30 properties which include 21 residential buildings; 4 mixed use residential, retail and office buildings; 5 commercial buildings and individual units at one condominium complex. These properties total 2,892 apartment units, 19 condominium units and 128,635 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $190,000 and $253,000 for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 14).

Cash Equivalents: The Partnership considers cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less at the time of purchase, including its investment in BlackRock Liquidity Treasury Trust Fund, which invests its assets in cash, U.S Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $2,000 for the six months ended June 30, 2023, but had no comprehensive income or loss for the six months ended June 30, 2022.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2023 or 2022. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2023, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, and investments in U.S. Treasury bills, earning interest at rates from 0.01% to 5.0%. At June 30, 2023 and December 31, 2022, respectively approximately $56,158,000, and $49,641,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts. Of the $56,158,000, approximately $40,092,000 is invested in Blackrock Liquidity Funds Treasury Trust, which invests its assets in cash, U.S Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $193,000 and $135,000 for the six months ended June 30, 2023, and 2022, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2023, and 2022 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2023, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2023, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton, and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2023 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

Rental properties consist of the following:

	June 30, 2023	December 31, 2022	Useful Life
Land, improvements and parking lots	$90,857,007	$87,405,897	15	-	40	years
Buildings and improvements	263,076,029	256,035,191	15	-	40	years
Kitchen cabinets	15,029,029	14,347,212	5	-	10	years
Carpets	13,035,304	12,047,573	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	553,140	553,140	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	19,418,136	18,716,758	5	-	30	years
Motor vehicles	232,954	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	8,817,296	7,902,182	5	-	7	years
Total fixed assets	414,543,333	400,703,910
Less: Accumulated depreciation	(167,092,493)	(159,627,479)
	$247,450,840	$241,076,431

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholder of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately 1,364,000 and $1,345,000 for the six months ended June 30, 2023 and 2022, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2023 and 2022, approximately $914,000 and $383,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2023 expenses referred to above, approximately $165,000 consisted of repairs and maintenance, $171,000 of administrative expense, and approximately $57,000 for renting expense. Approximately $521,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2023, the Hamilton Company received approximately $398,000 from the Investment Properties of which approximately $334,000 was the management fee, approximately $5,000 for construction, architectural services and supervision of capital projects, approximately $43,000 for repairs and maintenance, and approximately $16,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,050,000 and $1,913,000 for the six months ended June 30, 2023 and 2022, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2023, the Partnership accrued $32,000 for the employer’s match portion to the plan. For the six months ended June 30, 2022, the Partnership contributed $28,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 15 people. During the six months ended June 30, 2023 and 2022, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $39,000 and $68,000 for the six months ended June 30, 2023 and 2022 respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,523,000, and $3,406,000 of security deposits are included in prepaid expenses and other assets at June 30, 2023 and December 31, 2022, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at June 30, 2023 and December 31, 2022 is approximately $1,547,000 and $1,979,000, respectively, held in escrow to fund future capital improvements, approximately $957,000 and $573,000 respectively in interest receivable, U.S. Treasury bills ,and respectively $840,000 and $580,000 in distributions receivable from the joint ventures.

Intangible assets on the acquisition of 653 Worcester Road are included in prepaid expenses and other assets. Intangible assets are approximately $667,000 and $0 net of accumulated amortization of approximately $296,000 and $1,418,000 at June 30, 2023, and at December 31, 2022 respectively.

Financing fees in association with the line of credit of approximately $80,000 and $109,000 are net of accumulated amortization of approximately $100,000 and $70,000 at June 30, 2023 and December 31, 2022 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2023 and December 31, 2022, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2023, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2023, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.78% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,969,000 and $3,159,000 are net of accumulated amortization of approximately $1,163,000 and $973,000 at June 30, 2023 and December 31, 2022, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2023 are as follows:

2024—current maturities	$3,062,000
2025	3,578,000
2026	21,957,000
2027	6,620,000
2028	23,220,000
Thereafter	354,367,000
412,804,000
Less: unamortized deferred financing costs	2,969,000
$409,835,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of June 30, 2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

The interest rate for the new term is LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit was approximately $179,000.

After June 30, 2023, the remaining tenors of U.S.-dollar LIBOR ceased publication, prompting the need for an alternative benchmark rate. On April 14, 2023, the partnership amended the line of credit to convert its base rate of interest from LIBOR to the Secured Overnight Financing Rate (SOFR) plus 10 basis points.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2023, amounts received for prepaid rents of approximately $2,919,000 are included in cash and cash equivalents, and security deposits of approximately $3,523,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023. In May 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2023.

In 2022 the Partnership paid total distributions of an aggregate $76.80 per Unit ($2.56 per Receipt) for a total payment of $9,267,981.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2023	2022
Net Income per Depositary Receipt	$1.12	$0.16
Distributions per Depositary Receipt	$2.00	$1.92

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2023 are as follows:

Class A	49,251
Class B	11,697
General Partnership	616
61,564

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

From August 20, 2007 through June 30, 2023, the Partnership has repurchased 1,502,734 Depositary Receipts at an average price of $30.54 per receipt (or $916.20 per underlying Class A Unit), 4,160 Class B Units and 219 General Partnership Units, both at an average price of $1,209.00 per Unit, totaling approximately $51,785,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2023, the Partnership purchased a total of 14,274 Depositary Receipts. The average price was $72.20 per receipt, or $2,166 per unit. The cost including commission was $1,031,739.The Partnership was required to repurchase 113 Class B Units and 6 General Partnership units at a cost of $244,753 and $12,882 respectively.

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

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2023, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2023 as follows:

Commercial
Property Leases
2024	$2,595,339
2025	2,292,661
2026	2,478,151
2027	1,919,558
2028	1,685,361
Thereafter	10,703,368
$21,674,438

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $328,000 and $437,000 for the six months ended June 30, 2023 and 2022 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, MA. respectively, are approximately 23% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2024	$776,396	34,544	22	21%
2025	443,854	16,663	9	12%
2026	214,265	6,132	8	6%
2027	294,550	12,440	6	8%
2028	283,478	7,651	3	8%
2029	142,860	3,112	2	4%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	1,428,261	46,987	4	38%
Totals	$3,694,264	128,635	55	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,291,000 and $1,007,000 at June 30, 2023 and December 31, 2022. Included in rents receivable at June 30, 2023 is approximately $199,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at June 30, 2023 also includes approximately $28,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended J une 30, 2023 and 2022, cash paid for interest was approximately $7,678,000, and $6,987,000 respectively. Cash paid for state income taxes was approximately $25,000 and $49,000 during the six months ended June 30, 2023 and 2022 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2023 and December 31, 2022 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

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

At June 30, 2023 and December 31, 2022 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2023 and

December 31, 2022, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At June 30, 2023 and at December 31, 2022 the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	June 30, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	55,700,166	55,700,166	49,560,723	49,560,723
Treasury bills	68,355,526	69,296,283	88,332,133	88,908,540
Total Assets	124,055,692	124,996,449	137,892,856	138,469,263

Liabilities
Mortgage payable *
- Partnership properties	409,834,512	356,801,408	410,966,199	355,629,060
- Investment properties	166,031,338	153,687,019	166,090,966	153,710,522
Total Liabilities	575,865,850	510,488,427	577,057,165	509,339,582

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $138,000 will be reclassified as a decrease to interest expense.

As of June 30, 2023, the Partnership had one interest rate swap outstanding with a notional amount of approximately $297,000 designated as cash flow hedges of interest rate risk. As of June 30, 2023, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of, June 30, 2023 and 2022.

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2023	2022	Balance sheet location
Interest rate swaps	$297,046	$—	Prepaid Expenses and Other Assets

The table below presents the effect the Company’s derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2023 and 2022.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended June 30,	2023	2022		2023	2022		2023	2022

Interest rate swaps	$168,002	$—	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,925,863)	$(3,623,714)

Six Months Ended June 30,

Interest rate swaps	$2,115	$—	Interest expense	$—	$—	Interest and other investment income (loss)	$(7,825,103)	$(7,078,349)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2023, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2019 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At June 30, 2023, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2023, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30 2023, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2023, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $8,599,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,614,141	$2,584,435	$4,650,472	$76,659	$4,324,746	$12,985,301	$74,525,027	$104,760,781
Cash & Cash Equivalents	997,622	60,182	374,750	16,853	251,310	611,236	2,088,673	4,400,626
Rent Receivable	211,562	80,184	—	4,931	2,589	9,044	140,146	448,456
Real Estate Tax Escrow	67,281	—	23,412	—	43,542	139,831	—	274,066
Prepaid Expenses & Other Assets	326,548	50,175	104,393	1,049	42,306	248,929	2,635,666	3,409,066
Total Assets	$7,217,154	$2,774,976	$5,153,027	$99,492	$4,664,493	$13,994,341	$79,389,512	$113,292,995
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,968,975	$—	$8,565,993	$—	$5,932,827	$16,881,274	$124,682,270	$166,031,339
Accounts Payable & Accrued Expense	165,149	1,500	124,185	2,660	74,550	196,773	816,401	1,381,218
Advance Rental Pmts & Security Deposits	309,790	—	335,465	—	192,370	515,070	3,506,661	4,859,356
Total Liabilities	10,443,914	1,500	9,025,643	2,660	6,199,747	17,593,117	129,005,332	172,271,913
Partners’ Capital	(3,226,760)	2,773,476	(3,872,616)	96,832	(1,535,254)	(3,598,776)	(49,615,820)	(58,978,918)
Total Liabilities and Capital	$7,217,154	$2,774,976	$5,153,027	$99,492	$4,664,493	$13,994,341	$79,389,512	$113,292,995
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,386,738	$—	$48,416	$—	$—	$—	1,435,154
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,613,380)	$—	$(1,936,308)	$—	$(767,627)	$(1,799,388)	$(19,846,328)	(25,963,031)
Total Investment in Unconsolidated Joint Ventures (Net)								$(24,527,877)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through August 1, 2023	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$850,177	$120,942	$834,013	$49,735	$638,730	$1,886,063	$8,015,963	$12,395,623
Laundry and Sundry Income	3,040	—	—	—	—	—	48,433	51,473
	853,217	120,942	834,013	49,735	638,730	1,886,063	8,064,396	12,447,096
Expenses
Administrative	10,531	1,500	13,043	1,871	9,482	38,973	113,118	188,518
Depreciation and Amortization	234,133	5,855	172,866	1,632	168,308	530,006	1,821,273	2,934,073
Management Fees	33,744	4,768	32,632	1,989	25,663	74,129	160,975	333,900
Operating	150,518	—	57,035	142	68,372	224,264	653,665	1,153,996
Renting	30,945	—	18,200	—	1,573	24,455	67,759	142,932
Repairs and Maintenance	95,955	—	62,538	—	44,233	336,730	894,898	1,434,354
Taxes and Insurance	141,245	30,681	94,286	8,704	70,400	262,939	1,271,219	1,879,474
	697,071	42,804	450,600	14,338	388,031	1,491,496	4,982,907	8,067,247
Income Before Other Income	156,146	78,138	383,413	35,397	250,699	394,567	3,081,489	4,379,849
Other Income (Loss)
Interest Expense	(358,852)	—	(173,474)	—	(118,108)	(400,743)	(2,522,054)	(3,573,231)
	(358,852)	—	(173,474)	—	(118,108)	(400,743)	(2,522,054)	(3,573,231)
Net (Loss) Income	$(202,706)	$78,138	$209,939	$35,397	$132,591	$(6,176)	$559,435	$806,618
Net (Loss) Income —NERA 50%	$(101,353)	$39,070	$104,970	$17,699	$66,296	$(3,088)		123,593
Net Income —NERA 40%							$223,774	223,774
								$347,368

Financial information for the three months ended June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$411,189	$60,471	$422,123	$24,867	$325,228	$963,511	$4,018,665	$6,226,054
Laundry and Sundry Income	337	—	—	—	—	(15,429)	12,433	(2,659)
	411,526	60,471	422,123	24,867	325,228	948,082	4,031,098	6,223,395
Expenses
Administrative	5,791	750	9,574	951	5,607	26,269	65,111	114,053
Depreciation and Amortization	117,146	2,928	86,560	816	84,591	265,496	915,526	1,473,063
Management Fees	14,652	1,589	16,495	994	12,857	36,933	79,366	162,886
Operating	67,170	—	31,655	75	30,856	95,322	276,666	501,744
Renting	27,770	—	9,943	—	205	12,509	27,136	77,563
Repairs and Maintenance	41,487	—	38,327	—	23,299	183,276	576,924	863,313
Taxes and Insurance	70,311	15,224	47,111	4,203	35,042	130,566	647,645	950,102
	344,327	20,491	239,665	7,039	192,457	750,371	2,588,374	4,142,724
Income Before Other Income	67,199	39,980	182,458	17,828	132,771	197,711	1,442,724	2,080,671
Other Income (Loss)
Interest Expense	(186,539)	—	(86,515)	—	(59,358)	(213,366)	(1,258,781)	(1,804,559)
	(186,539)	—	(86,515)	—	(59,358)	(213,366)	(1,258,781)	(1,804,559)
Net Income (Loss)	$(119,340)	$39,980	$95,943	$17,828	$73,413	$(15,655)	$183,943	$276,112
Net Income (Loss)—NERA 50%	$(59,670)	$19,990	$47,972	$8,914	$36,708	$(7,827)		46,087
Net Income —NERA 40%							$73,577	73,577
								$119,664

Future annual mortgage maturities at June 30, 2023 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2024	$—	$235,293	$—	$—	$—	$235,293
6/30/2025	—	244,563	—	16,900,000	—	17,144,563
6/30/2026	10,000,000	254,197	—	—	—	10,254,197
6/30/2027	—	264,211	—	—	—	264,211
6/30/2028	—	274,619	—	—	—	274,619
Thereafter	—	7,326,402	6,000,000	—	125,000,000	138,326,402
	10,000,000	8,599,285	6,000,000	16,900,000	125,000,000	166,499,285
Less: unamortized deferred financing costs	(31,025)	(33,292)	(67,173)	(18,726)	(317,730)	(467,946)
	$9,968,975	$8,565,993	$5,932,827	$16,881,274	$124,682,270	$166,031,339

At June 30, 2023 the weighted average interest rate on the above mortgages was 4.21%. The effective rate was 4.28% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,045,672	$2,586,925	$4,897,693	$79,923	$4,581,892	$13,896,435	$77,385,213	$109,473,753
Cash & Cash Equivalents	709,651	113,595	217,415	13,122	252,822	808,436	1,890,452	4,005,493
Rent Receivable	208,605	75,159	3,531	4,898	16,493	29,724	136,897	475,307
Real Estate Tax Escrow	73,643	—	34,630	—	29,447	70,172	—	207,892
Prepaid Expenses & Other Assets	319,717	56,859	118,903	630	26,635	176,283	2,792,920	3,491,947
Total Assets	$7,357,288	$2,832,538	$5,272,172	$98,573	$4,907,289	$14,981,050	$82,205,482	$117,654,392
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,955,186	$—	$8,785,710	$—	$5,924,643	$16,865,222	$124,617,647	$166,148,408
Accounts Payable & Accrued Expense	105,777	1,713	64,101	2,064	53,140	168,858	702,566	1,098,219
Advance Rental Pmts& Security Deposits	282,378	—	303,449	—	195,781	455,979	3,825,600	5,063,187
Total Liabilities	10,343,341	1,713	9,153,260	2,064	6,173,564	17,490,059	129,145,813	172,309,814
Partners’ Capital	(2,986,053)	2,830,825	(3,881,088)	96,509	(1,266,275)	(2,509,009)	(46,940,331)	(54,655,422)
Total Liabilities and Capital	$7,357,288	$2,832,538	$5,272,172	$98,573	4,907,289	$14,981,050	$82,205,482	$117,654,392
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,415,411	$—	$48,254	$	$	$	$1,463,665
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,493,027)	$—	$(1,940,544)	$—	$(633,138)	$(1,254,505)	$(18,776,132)	(24,097,346)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,633,681)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through August 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$760,751	$175,371	$714,821	$50,122	$598,537	$1,806,118	$7,120,130	$11,225,850
Laundry and Sundry Income	5,394	—	125	—	776	17,150	49,593	73,038
	766,145	175,371	714,946	50,122	599,313	1,823,268	7,169,723	11,298,888
Expenses
Administrative	8,873	1,548	19,992	1,349	5,755	35,579	109,732	182,828
Depreciation and Amortization	238,779	5,855	173,191	1,632	168,403	537,314	1,865,883	2,991,057
Management Fees	37,096	7,526	28,109	2,053	23,529	72,517	152,670	323,500
Operating	119,220	—	36,715	1,165	75,203	191,826	581,751	1,005,880
Renting	14,065	—	17,206	—	7,014	25,580	72,674	136,539
Repairs and Maintenance	69,868	3,180	83,758	—	44,990	305,954	797,670	1,305,420
Taxes and Insurance	133,102	31,508	87,467	9,120	75,678	261,364	1,220,611	1,818,850
	621,003	49,617	446,438	15,319	400,572	1,430,134	4,800,991	7,764,074
Income Before Other Income	145,142	125,754	268,508	34,803	198,741	393,134	2,368,732	3,534,814
Other Income (Loss)
Interest Expense	(141,388)	—	(176,400)	—	(118,129)	(376,798)	(2,534,570)	(3,347,285)
Other Income	—	—	—	—	—	—	—	—
	(141,388)	—	(176,400)	—	(118,129)	(376,798)	(2,534,570)	(3,347,285)
Net Income (Loss)	$3,754	$125,754	$92,108	$34,803	$80,612	$16,336	$(165,838)	$187,529
Net Income (Loss)—NERA 50%	$1,877	$62,878	$46,054	$17,402	$40,306	$8,168		176,685
Net Income —NERA 40%							$(66,334)	(66,334)
								$110,351

Financial information for the three months ended June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$318,903	$89,269	$368,001	$25,752	$304,499	$915,736	$3,649,413	$5,671,573
Laundry and Sundry Income	—	—	125	—	1,076	6,599	22,538	30,338
	318,903	89,269	368,126	25,752	305,575	922,335	3,671,951	5,701,911
Expenses
Administrative	4,099	798	8,468	699	3,404	11,059	54,214	82,741
Depreciation and Amortization	119,593	2,928	86,777	816	84,443	268,850	936,748	1,500,155
Management Fees	18,611	4,208	14,306	1,095	12,136	35,145	76,298	161,799
Operating	66,248	—	14,822	(8)	19,617	83,136	234,223	418,038
Renting	8,437	—	7,046	—	3,212	10,591	14,812	44,098
Repairs and Maintenance	34,939	3,180	29,226	—	28,777	172,036	442,881	711,039
Taxes and Insurance	66,641	15,518	43,744	4,712	37,950	130,695	610,745	910,005
	318,568	26,632	204,389	7,314	189,539	711,512	2,369,921	3,827,875
Income Before Other Income	335	62,637	163,737	18,438	116,036	210,823	1,302,030	1,874,036
Other Income (Loss)
Interest Expense	(79,158)	—	(87,963)	—	(59,390)	(189,421)	(1,271,425)	(1,687,357)
Other Income	—	—	—	—	—	—	—	—
	(79,158)	—	(87,963)	—	(59,390)	(189,421)	(1,271,425)	(1,687,357)
Net Income (Loss)	$(78,823)	$62,637	$75,774	$18,438	$56,646	$21,402	$30,605	$186,679
Net Income (Loss)—NERA 50%	$(39,411)	$31,319	$37,888	$9,219	$28,324	$10,702		78,041
Net Income —NERA 40%							$12,242	12,242
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2023 was $32,000.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 18. SUBSEQUENT EVENTS

From July 1, 2023, through August 8, 2023, the Partnership has purchased 1,554 Depository Receipts. The average price was $72.80 per receipt, or $2,183.89 per unit. The total cost was $113,476. The Partnership is required to purchase 12 Class B units and 1 General Partnership units at a cost of $26,906 and $1,416, respectively.

On July 14, 2023, the partnership purchased a 52 unit residential property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, for a purchase price of approximately $27,500,000 with Partnership cash reserves.

On August 3, 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2023.

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

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $68,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.4% and 5.0% and approximately $40,000,000 is in a Money Market mutual fund currently earning approximately 5.13%.

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

On July 14, 2023, the partnership purchased a 52 unit residential property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, for a purchase price of approximately $27,500,000 with Partnership cash reserves.

The vacancy rate for the Partnership’s residential properties as of August 1, 2023 was 1.8% as compared with a vacancy rate of 2.0% as of August 1, 2022. The vacancy rate for the Joint Venture properties as of August 1, 2023 was 1.3%, as compared to 0.9% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the second quarter of 2023, rents increased an average of 6.8% for renewals and increased an average of 7.8% for new leases. For the balance of 2023, management expects a strong rental market with continued rent growth.

For the second quarter of 2023, consolidated revenue increased by 6.9%, operating expenses increased by 8.5% and Income before Other Income (Expense) increased by 2.8%, as compared to the second quarter of 2022.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During the modification period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of June 30, 2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through June 30, 2023, the Partnership has purchased 1,502,734 Depositary Receipts. During the six months ended June 30, 2023, the Partnership purchased a total of 14,274 Depositary Receipts.

At August 1, 2023, the Harold Brown related entities and Ronald Brown collectively own approximately 31.8% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2023, tenant renewals were approximately 78% with an average rental increase of approximately 6.6%, new leases accounted for approximately 22% with rental rate increases of approximately 8.6%. During the six months ended June 30, 2023, leasing commissions were approximately $197,000 compared to approximately $156,000 for the six months ended June 30, 2022, an increase of approximately $41,000 (26.3%). Tenant concessions were approximately $39,000 for the six months ended June 30, 2023, compared to approximately $24,000 for the six months ended June 30, 2022, an increase of approximately $15,000 (62.5%). Tenant improvements were approximately $4,866,000 for the six months ended June 30, 2023, compared to approximately $1,089,000 for the six months ended June 30, 2022, an increase of approximately $3,777,000 (346.8%).

Hamilton accounted for approximately 2.5% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2023 and 2.8% during the six months ended June 30, 2022. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $108,000 (97.1%) and approximately $107,000 (81.6%) of the legal services paid for by the Partnership during the six months ended June 30, 2023 and 2022 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2023, Hamilton provided the Partnership approximately $521,000 in construction and architectural services, compared to approximately $42,000 for the six months ended June 30, 2022.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2023 and 2022, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 and June 30, 2022

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,738,000 during the three months ended June 30, 2023, compared to approximately $4,611,000 for the three months ended June 30, 2022, an increase of approximately $127,000 (2.8%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2023	August 1, 2022
Residential
Units	2,911	2,911
Vacancies	51	58
Vacancy rate	1.8%	2.0%
Commercial
Total square feet	128,635	108,043
Vacancy	1,461	20,274
Vacancy rate	1.3%	18.8%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2023		2022
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$17,965	$17,965	$16,826	$16,826
Residential percentage	94%	94%	94%	95%
Commercial percentage	6%	6%	6%	5%
Contingent rentals	$180	$180	$263	$263

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$17,964,963	$16,825,737	$1,139,226	6.8%
Laundry and sundry income	136,073	106,191	29,882	28.1%
	18,101,036	16,931,928	1,169,108	6.9%
Expenses
Administrative	867,721	623,877	243,844	39.1%
Depreciation and amortization	3,961,432	4,076,597	(115,165)	(2.8%)
Management fee	665,073	672,370	(7,297)	(1.1)%
Operating	1,721,233	1,522,250	198,983	13.1%
Renting	244,434	150,943	93,491	61.9%
Repairs and maintenance	3,479,071	2,974,734	504,337	17.0%
Taxes and insurance	2,423,722	2,300,235	123,487	5.4%
	13,362,686	12,321,006	1,041,680	8.5%
Income Before Other Income (Expense)	4,738,350	4,610,922	127,428	2.8%
Other Income (Expense)
Interest income	1,199,643	32	1,199,611	3748784.4%
Interest expense	(3,925,863)	(3,623,714)	(302,149)	8.3%
Income from investments in unconsolidated joint ventures	119,664	90,283	29,381	32.5%
Other Income (Expense)	92,810	(834,538)	927,348	100.0%
	(2,513,746)	(4,367,937)	1,854,191	(42.5%)
Net Income	$2,224,604	$242,985	$1,981,619	815.5%

Rental income for the three months ended June 30, 2023 was approximately $17,965,000, compared to approximately $16,826,000 for the three months ended June 30, 2022, an increase of approximately $1,139,000 (6.8%). Excluding Walgreen’s revenue of approximately $202,000 at 653 Worcester Road, there was an increase of approximately $937,000 (5.6%).

The Partnership properties with the largest increases in rental income include 1144 Commonwealth, Westgate Apartments, Woodland Park, Hamilton Green, and 140 North Beacon, with increases of $218,000, $107,000, $92,000, $84,000 and $74,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2023 were approximately $13,363,000 compared to approximately $12,321,000 for the three months ended June 30, 2022, an increase of approximately $1,042,000 (8.5%). Excluding the increase in expenses at 653 Worcester Road of approximately $300,000, operating expenses increased approximately $742,000 (6.0%). The factors contributing to the increase are an increase in repairs and maintenance of approximately $504,000 (17.0%), an increase in administrative expenses of approximately $244,000 (39.1%), and an increase in operating costs of approximately $199,000 (13.1%), partially offset by a decrease in depreciation and amortization expenses of approximately $115,000 (2.8%) due to fully depreciated assets.

Interest expense for the three months ended June 30, 2023 was approximately $3,926,000 compared to approximately $3,624,000 for the three months ended June 30, 2022, an increase of approximately $302,000 (8.3%). The increase is due to the refinancing of properties, increasing the amount of the debt, which increased the interest expense for the period.

Interest income for the three months ended June 30, 2023 was approximately $1,200,000 compared to approximately $0 for the three months ended June 30, 2022, an increase of approximately $1,200,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.4% to 4.64%.

At June 30, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $119,000 for the three months ended June 30, 2023, compared to net income of approximately $90,000 for the three months ended June 30, 2022, an increase in income of approximately $29,000 (32.5%). This increase is primarily due to an increase in rental revenue to approximately $2,711,000 from $2,471,000, an increase of approximately $240,000 (9.7%) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Included in the income for the three months ended June 30, 2023 is depreciation and amortization expense of approximately $645,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2023 was approximately $2,225,000 compared to net income of approximately $243,000 for the three months ended June 30, 2022, an increase in income of approximately $1,982,000 (815.5%).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $9,190,000 during the six months ended June 30, 2023, compared to approximately $8,388,000 for the six months ended June 30, 2022, an increase of approximately $802,000 (9.6%).

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$35,533,690	$33,285,743	$2,247,947	6.8%
Laundry and sundry income	259,032	226,593	32,439	14.3%
	35,792,722	33,512,336	2,280,386	6.8%
Expenses
Administrative	1,604,822	1,331,663	273,159	20.5%
Depreciation and amortization	7,807,693	8,097,365	(289,672)	(3.6%)
Management fee	1,362,837	1,345,454	17,383	1.3%
Operating	4,255,029	4,198,458	56,571	1.3%
Renting	436,019	320,332	115,687	36.1%
Repairs and maintenance	6,241,845	5,254,385	987,460	18.8%
Taxes and insurance	4,894,401	4,576,808	317,593	6.9%
	26,602,646	25,124,465	1,478,181	5.9%
Income Before Other Income ( Expense)	9,190,076	8,387,871	802,205	9.6%
Other Income (Expense)
Interest income	2,174,177	61	2,174,116	3564124.6%
Interest (expense)	(7,825,103)	(7,078,349)	(746,754)	10.5%
Income from investments in unconsolidated joint ventures	347,368	110,351	237,017	214.8%
Other (Expense) Income	92,823	(834,533)	927,356	100.0%
	(5,210,735)	(7,802,470)	2,591,735	(33.2%)
Net Income	$3,979,341	$585,401	$3,393,940	579.8%

Rental income for the six months ended June 30, 2023 was approximately $35,533,000, compared to approximately $33,285,000 for the six months ended June 30, 2022, an increase of approximately $2,248,000 (6.8%). Excluding revenues from 653 Worcester Road of approximately $350,000, revenue increases approximately $1,898,000(5.7%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Westgate Apartments, Woodland Park, and Hamilton Green, with increases of $413,000, $403,000, $236,000, $160,000 and $151,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2023 were approximately $26,603,000 compared to approximately $25,124,000 for the six months ended June 30, 2022, an increase of approximately $1,478,000 (5.9%), Excluding operating costs for 653 Worcester Road of approximately $610,000, operating expenses increased approximately $868,000 (3.5%).The factors contributing to this net increase are an increase in repairs and maintenance expenses of approximately $987,000 (18.8%), an increase in taxes and insurance of approximately $318,000 (6.9%), and an increase in administrative expenses of approximately $273,000 (20.5%), partially offset by a decrease in depreciation and amortization of approximately $290,000 (3.6%).

Interest expense for the six months ended June 30, 2023 was approximately $7,825,000 compared to approximately $7,078,000 for the six months ended June 30, 2022, an increase of approximately $747,000 (10.5%). The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

At June 30, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $347,000 for the six months ended June 30, 2023, compared to net income of approximately $110,000 for the six months ended June 30, 2022, an increase in income of approximately $237,000 (214.8%). This increase is primarily due to an increase in rental revenue of approximately $ 5,397,000 for the six months ended June 30, 2023 from approximately $4,901,000 for the six months ended June 30, 2022, an increase of approximately $496,000 (10.1%). Included in the income for the six months ended June 30, 2023 is depreciation and amortization expense of approximately $1,285,000.

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

As a result of the changes discussed above, net income for the six months ended June 30, 2023 was approximately $3,979,000 compared to income of approximately $585,000 for the six months ended June 30, 2022, an increase in net income of approximately $3,394,000 (579.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2023 was the collection of rents and for 2022 was the proceeds from the refinancing of 5 properties for approximately $43,000,000, interest income generated from the purchase of Treasury Bills, and the collection of rents. The Partnership’s principal use of cash during the first six months of 2023 was the purchase of Treasury Bills and the purchase of the commercial property at 653 Worcester Road for approximately $10,000,000. The majority of cash and cash equivalents of $55,700,166 at June 30, 2023 and $49,560,723 at December 31, 2022 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $6,139,443 for the six months ended June 30, 2023 is summarized as follows:

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$8,167,083	$7,452,286
Cash provided by (used in) investing activities	7,712,071	(978,339)
Cash (used in) provided by financing activities	(1,321,579)	40,739,128
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,289,374)	(3,688,961)
Distributions paid	(7,128,758)	(6,976,595)
Net (decrease) increase in cash and cash equivalents	$6,139,443	$36,547,519

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is as follows: the Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. This acquisition was funded from the Partnership’s cash reserves. Closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 to in-place leases, and approximately $378,000 to the value of tenant relationships; improvements to rental properties, and the purchase of Treasury Bills. The change in cash used in financing activities is the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2023, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $4,866,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, 1144 Commonwealth School Street, Hamilton Green, Lincoln Street, and 62 Boylston Street at a cost of approximately $1,203,000, $1,093,000, $395,000, $233,000, $208,000 and $202,000 respectively.

During the six months ended June 30, 2023, the Partnership received distributions of approximately $1,634,000 from the investment properties. For the six months ended June 30, 2022, the Partnership received $1,208,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $920,000 and $840,000 for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), which was paid on June 30, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2023, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2023, our proportionate share of the non-recourse debt related to these investments was approximately $70,750,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2023, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2024	2025	2026	2027	2028	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,061,756	3,577,671	21,956,600	6,620,519	23,220,503	354,366,604	$412,803,653
Total Contractual Obligations	$3,061,756	$3,577,671	$21,956,600	$6,620,519	$23,220,503	$354,366,604	$412,803,653

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

As of June 30, 2023, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $579,303,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of June 30, 2023. Interest rates ranged from LIBOR plus 218 basis points to LIBOR plus 300 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2023 would be approximately $27,650,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

We previously identified material weaknesses in our IT control and related procedures that support financial reporting as of December 31, 2022, due to control deficiencies related to a threat actor ransomware attack that delayed the filing of our 3rd quarter 10-Q. We updated our internal controls to remediate our control deficiencies by designing and implementing controls to mitigate the risks previously not addressed in our control environment. These remediation measures included redesigning and enhancing controls over the monitoring of user access rights, implementation of least privileged access and implementation of enhanced security configuration software. We completed our testing and evaluation of our internal control over financial reporting as of June 30, 2023 and determined that as of June 30, 2023, our internal control over financial reporting was designed and operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting., There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph

(d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the second quarter of 2023:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
April 1-30, 2023	$71.99	413	500,776
May 1-31, 2023	$69.15	2,138	498,638
June 1-30, 2023	$71.00	1,374	497,264
Total		3,925

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2023, the Partnership has repurchased 1,502,734 Depositary Receipts at an average price of $30.54 per receipt (or $916.20 per underlying Class A Unit), 4,160 Class B Units and 219 General Partnership Units, both at an average price of $1,209.00 per Unit, totaling approximately $51,785,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2023, the Partnership purchased a total of 14,274 Depositary Receipts. The average price was $72.20 per receipt or $2,165.91 per unit. The cost including commission was $1,031,739. The Partnership was required to repurchase 113 Class B Units and 6 General Partnership units at a cost of $244,753 and $12,882 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: August 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 8, 2023
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 8, 2023
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	August 8, 2023
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2023
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 8, 2023
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	August 8, 2023
Sally Michael

/s/ DAVID REIER	Director of the General Partner	August 8, 2023
David Reier