Form 10-Q
period 2023-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2023-11-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 94,401 of the registrant’s Class A units (2,832,039 Depositary Receipts) of limited partnership issued and outstanding and 22,420 Class B units issued and outstanding.

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

The results of operations for the three and nine month period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Rental Properties	$272,299,577	$241,076,431
Cash and Cash Equivalents	16,141,398	49,560,723
Rents Receivable	929,320	655,814
Real Estate Tax Escrows	2,202,737	1,943,680
Investment in U.S. Treasury Bills	83,252,673	88,332,133
Prepaid Expenses and Other Assets	9,894,284	8,814,112
Investments in Unconsolidated Joint Ventures	1,438,255	1,437,387
Total Assets	$386,158,244	$391,820,280
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	409,253,129	410,966,199
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	26,377,405	24,419,129
Accounts Payable and Accrued Expenses	5,541,429	7,271,729
Advance Rental Payments and Security Deposits	9,638,465	9,032,580
Total Liabilities	450,810,428	451,689,637
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 118,037 and 119,255 units outstanding in 2023 and 2022 respectively	(64,652,184)	(59,869,357)
Total Liabilities and Partners’ Capital	$386,158,244	$391,820,280

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Rental income	$18,804,320	$16,974,515	$54,338,011	$50,260,258
Laundry and sundry income	157,322	103,868	416,354	330,461
	18,961,642	17,078,383	54,754,365	50,590,719
Expenses
Administrative	642,907	696,656	2,247,729	2,028,319
Depreciation and amortization	4,426,701	4,114,913	12,234,394	12,212,278
Management fee	810,436	683,999	2,173,272	2,029,453
Operating	1,610,342	1,410,843	5,865,371	5,609,302
Renting	391,093	181,574	827,112	501,906
Repairs and maintenance	3,611,652	3,126,953	9,853,498	8,381,339
Taxes and insurance	2,569,250	2,302,648	7,463,651	6,879,455
	14,062,381	12,517,586	40,665,027	37,642,052
Income Before Other Income (Expense)	4,899,261	4,560,797	14,089,338	12,948,667
Other Income (Expense)
Interest income	1,083,423	363,350	3,350,423	363,411
Interest expense	(3,956,181)	(3,982,445)	(11,781,285)	(11,060,794)
Income from investments in unconsolidated joint ventures	148,723	93,516	496,092	203,867
Other income (expenses)	—	(39,994)	—	(874,526)
	(2,724,035)	(3,565,573)	(7,934,770)	(11,368,042)
Net Income	$2,175,226	$995,224	$6,154,568	$1,580,625

Net Income per Unit	$18.38	$8.32	$51.83	$13.12
Weighted Average Number of Units Outstanding	118,326	119,638	118,754	120,465

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,175,226	$995,224	$6,154,568	$1,580,625
Net unrealized gain on derivative instruments for interest rate swaps	263,232	—	265,347	—
Comprehensive income	$2,438,458	$995,224	$6,419,915	$1,580,625

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	(9,338,738)	(491,512)	—	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(6,498,504)	(1,543,395)	(81,231)	—	(8,123,130)
Stock Buyback	—	—	—	—	2,192	(2,192)	(4,134,773)	(981,249)	(51,645)	—	(5,167,667)
Net Income	—	—	—	—	—	—	1,264,500	300,319	15,806	—	1,580,625
Balance September 30, 2022	144,180	34,243	1,802	180,225	60,901	119,324	$(48,831,134)	$(11,563,063)	$(608,582)		$(61,002,779)

Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	$(11,403,635)	$(600,191)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(6,836,212)	(1,623,600)	(85,453)	—	(8,545,265)
Stock Buyback	—	—	—	—	1,218	(1,218)	(2,127,260)	(503,707)	(26,510)	—	(2,657,477)
Net Income	—	—	—	—	—	—	4,923,654	1,169,368	61,546	—	6,154,568
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	265,347	265,347
Balance September 30, 2023	144,180	34,243	1,802	180,225	62,188	118,037	$(52,200,280)	(12,361,574)	(650,608)	560,278	(64,652,184)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$6,154,568	$1,580,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,234,394	12,212,278
Amortization of deferred finance costs	284,838	350,115
(Income) from investments in joint ventures	(496,092)	(203,867)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	114,000	72,500
(Increase) Decrease in rents receivable	(273,506)	520,644
(Decrease) in accounts payable and accrued expense	(1,730,301)	(26,636)
(Increase) in real estate tax escrow	(259,057)	(1,045,681)
(Increase) in interest receivable U.S. Treasury bills	(115,595)	—
(Increase) in prepaid expenses and other assets	(218,994)	(931,325)
Increase in advance rental payments and security deposits	605,886	504,867
Total Adjustments	10,145,573	11,452,895
Net cash provided by operating activities	16,300,141	13,033,520
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	2,919,500	1,135,000
Investment in U.S. Treasury bills	(146,851,429)	(103,995,587)
Proceeds from U.S. Treasury bills	151,930,889	30,000,000
Purchase of rental property	(37,518,172)	—
Improvement of rental properties	(6,999,603)	(3,708,707)
Net cash (used in) investing activities	(36,518,815)	(76,569,294)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,997,909)	(1,720,335)
Proceeds from Mortgage Notes Payable	—	41,937,337
Stock buyback	(2,657,477)	(5,167,667)
Distributions to partners	(8,545,265)	(8,123,130)
Net cash (used in) provided by financing activities	(13,200,651)	26,926,205
Net (Decrease) in Cash and Cash Equivalents	(33,419,325)	(36,609,569)
Cash and Cash Equivalents, at beginning of period	49,560,723	96,083,508
Cash and Cash Equivalents, at end of period	$16,141,398	$59,473,939

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 31 properties which include 22 residential buildings; 5 mixed use residential, retail and office buildings; 4 commercial buildings and individual units at one condominium complex. These properties total 2,944 apartment units, 19 condominium units and 137,153 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $285,000 and $350,000 for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 14).

Cash Equivalents: The Partnership considers cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less at the time of purchase, including its investment in money market funds.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $265,000 for the nine months ended September 30, 2023, but had no comprehensive income or loss for the nine months ended September 30, 2022.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2023 or 2022. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2023, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, and investments in U.S. Treasury bills, earning interest at rates from 0.01% to 5.4%. At September 30, 2023 and December 31, 2022, respectively approximately $6,103,000, and $49,641,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $281,000 and $190,000 for the nine months ended September 30, 2023, and 2022, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2023, and 2022 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2023, the Partnership and its Subsidiary Partnerships owned 2,944 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2023, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham and commercial buildings in Newton and Brookline. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2023 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000.

On July 14, 2023, the partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership's cash reserves and closing costs were approximately $81,000.

Rental properties consist of the following:

	September 30, 2023	December 31, 2022	Useful Life
Land, improvements and parking lots	$98,563,951	$87,405,897	15	-	40	years
Buildings and improvements	278,781,377	256,035,191	15	-	40	years
Kitchen cabinets	16,894,050	14,347,212	5	-	10	years
Carpets	13,984,498	12,047,573	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	563,160	553,140	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	20,951,525	18,716,758	5	-	30	years
Motor vehicles	232,954	171,519			5	years
Fences	77,620	46,872	5	-	15	years
Furniture and fixtures	9,953,085	7,902,182	5	-	7	years
Total fixed assets	443,479,786	400,703,910
Less: Accumulated depreciation	(171,180,209)	(159,627,479)
	$272,299,577	$241,076,431

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholder of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,173,000 and $2,029,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2023 and 2022, approximately $1,106,000 and $583,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2023 expenses referred to above, approximately $184,000 consisted of repairs and maintenance, $293,000 of administrative expense, and approximately $66,000 for renting expense. Approximately $563,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2023, the Hamilton Company received approximately $585,000 from the Investment Properties of which approximately $514,000 was the management fee, approximately $5,000 for construction, architectural services and supervision of capital projects, approximately $43,000 for repairs and maintenance, approximately $22,000 for legal expense, and approximately $1,000 for renting expense. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,210,000 and $2,945,000 for the nine months ended September 30, 2023 and 2022, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2023, the Partnership accrued $48,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2022, the Partnership contributed $70,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 15 people. During the nine months ended September 30, 2023 and 2022, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $80,000 and $68,000 for the nine months ended September 30, 2023 and 2022 respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,687,000, and $3,406,000 of security deposits are included in prepaid expenses and other assets at September 30, 2023 and December 31, 2022, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at September 30, 2023 and December 31, 2022 is approximately $1,665,000 and $1,979,000, respectively, held in escrow to fund future capital improvements, approximately $689,000 and $573,000 respectively in interest receivable and U.S. Treasury bills.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $1,135,000 and $0 net of accumulated amortization of approximately $607,000 and $1,418,000 at September 30, 2023, and at December 31, 2022 respectively.

Financing fees in association with the line of credit of approximately $67,000 and $109,000 are net of accumulated amortization of approximately $115,000 and $70,000 at September 30, 2023 and December 31, 2022 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2023 and December 31, 2022, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2023, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2023, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.78% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,874,000 and $3,159,000 are net of accumulated amortization of approximately $1,258,000 and $973,000 at September 30, 2023 and December 31, 2022, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2023 are as follows:

2024—current maturities	$3,295,000
2025	3,639,000
2026	25,267,000
2027	3,268,000
2028	22,846,000
Thereafter	353,812,000
412,127,000
Less: unamortized deferred financing costs	2,874,000
$409,253,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of September 30, 2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2023, amounts received for prepaid rents of approximately $3,126,000 are included in cash and cash equivalents, and security deposits of approximately $3,687,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023. In May 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2023. In August 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2023.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2023	2022
Net Income per Depositary Receipt	$1.73	$0.44
Distributions per Depositary Receipt	$2.40	$2.24

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2023 are as follows:

Class A	49,750
Class B	11,816
General Partnership	622
62,188

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

From August 20, 2007 through September 30, 2023, the Partnership has repurchased 1,517,690 Depositary Receipts at an average price of $30.96 per receipt (or $928.80 per underlying Class A Unit), 4,279 Class B Units and 225 General Partnership Units, both at an average price of $1,236.00 per Unit, totaling approximately $53,153,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2023, the Partnership purchased a total of 29,230 Depositary Receipts. The average price was $72.71 per receipt, or $2,181 per unit. The cost including commission was approximately $2,127,000. The Partnership was required to repurchase 232 Class B Units and 12 General Partnership units at a cost of $503,707 and $26,510 respectively.

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

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2023, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2023 as follows:

Commercial
Property Leases
2024	$2,773,886
2025	2,381,341
2026	2,351,100
2027	1,848,798
2028	1,622,423
Thereafter	10,319,884
$21,297,432

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $515,000 and $441,000 for the nine months ended September 30, 2023 and 2022 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, MA. respectively, are approximately 21% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2024	$680,831	43,065	25	20%
2025	241,720	7,383	8	7%
2026	295,021	8,313	8	9%
2027	347,210	13,666	6	10%
2028	205,478	5,701	2	6%
2029	142,860	3,112	2	4%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	1,428,261	46,987	4	41%
Totals	$3,451,981	129,333	56	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,270,000 and $1,007,000 at September 30, 2023 and December 31, 2022. Included in rents receivable at September 30, 2023 is approximately $347,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at September 30, 2023 also includes approximately $51,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2023 and 2022, cash paid for interest was approximately $11,535,000, and $10,584,000 respectively. Cash paid for state income taxes was approximately $56,000 and $52,000 during the nine months ended September 30, 2023 and 2022 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2023 and December 31, 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2023 and December 31, 2022 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

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

At September 30, 2023 and December 31, 2022 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2023 and December 31, 2022, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At September 30, 2023 and at December 31, 2022 the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	September 30, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	16,141,398	16,141,398	49,560,723	49,560,723
Treasury bills	83,252,673	83,991,888	88,332,133	88,908,540
Total Assets	99,394,071	100,133,286	137,892,856	138,469,263

Liabilities
Mortgage payable *
- Partnership properties	409,253,129	341,700,294	410,966,199	355,629,060
- Investment properties	166,000,690	150,939,836	166,090,966	153,710,522
Total Liabilities	575,253,819	492,640,130	577,057,165	509,339,582

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $143,000 will be reclassified as a decrease to interest expense.

As of September 30, 2023, the Partnership had one interest rate swap outstanding with a notional amount of approximately $560,000 designated as cash flow hedges of interest rate risk. As of September 30, 2023, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2023 and 2022.

	Fair Value
Asset Derivatives designated	September 30,	December 31,
as hedging instruments	2023	2022	Balance sheet location
Interest rate swaps	$560,278	$294,931	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended September 30, 2023 and 2022.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended September 30,	2023	2022		2023	2022		2023	2022

Interest rate swaps	$263,232	$—	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,956,182)	$(3,982,445)

Nine Months Ended September 30,

Interest rate swaps	$265,347	$—	Interest expense	$—	$—	Interest and other investment income (loss)	$(11,781,285)	$(11,060,795)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2023, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2019 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At September 30, 2023, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2023, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30 2023, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2023, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it is working diligently with KeyBank to obtain KeyBank’s consent to the transfer.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $8,541,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,517,486	$2,583,813	$4,567,358	$75,843	$4,261,249	$12,742,373	$73,786,757	$103,534,879
Cash & Cash Equivalents	1,044,888	73,383	112,129	16,328	404,742	902,251	1,593,551	4,147,272
Rent Receivable	197,549	80,264	3,272	4,526	1,890	22,244	114,086	423,831
Real Estate Tax Escrow	70,897	—	66,029	—	40,477	139,457	—	316,860
Prepaid Expenses & Other Assets	331,025	47,178	94,692	777	54,728	233,231	2,501,688	3,263,319
Total Assets	$7,161,845	$2,784,638	$4,843,480	$97,474	$4,763,086	$14,039,556	$77,996,082	$111,686,161
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,972,422	$—	$8,509,683	$—	$5,934,873	$16,885,286	$124,698,426	$166,000,690
Accounts Payable & Accrued Expense	162,273	2,250	111,162	2,739	103,267	192,429	801,974	1,376,094
Advance Rental Pmts & Security Deposits	354,788	—	277,672	612	183,421	492,006	2,975,056	4,283,555
Total Liabilities	10,489,483	2,250	8,898,517	3,351	6,221,561	17,569,721	128,475,456	171,660,339
Partners’ Capital	(3,327,638)	2,782,388	(4,055,037)	94,123	(1,458,475)	(3,530,165)	(50,479,374)	(59,974,178)
Total Liabilities and Capital	$7,161,845	$2,784,638	$4,843,480	$97,474	$4,763,086	$14,039,556	$77,996,082	$111,686,161
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,391,194	$—	$47,061	$—	$—	$—	1,438,255
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,663,819)	$—	$(2,027,519)	$—	$(729,238)	$(1,765,082)	$(20,191,749)	(26,377,405)
Total Investment in Unconsolidated Joint Ventures (Net)								$(24,939,150)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through November 1, 2023	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,305,180	$181,413	$1,265,519	$73,989	$977,459	$2,877,609	$12,087,700	$18,768,869
Laundry and Sundry Income	807	—	115	—	—	11,298	92,735	104,955
	1,305,987	181,413	1,265,634	73,989	977,459	2,888,907	12,180,435	18,873,824
Expenses
Administrative	14,957	2,278	23,617	2,600	12,622	59,441	181,971	297,486
Depreciation and Amortization	352,019	8,782	259,744	2,448	253,492	796,968	2,748,175	4,421,628
Management Fees	52,475	7,183	49,489	3,000	39,269	113,643	248,873	513,932
Operating	228,886	—	70,775	218	93,771	329,701	963,365	1,686,716
Renting	55,933	—	34,840	—	5,596	38,553	98,487	233,409
Repairs and Maintenance	140,557	—	127,427	—	77,035	499,894	1,513,141	2,358,054
Taxes and Insurance	211,209	46,119	143,274	13,037	108,611	395,153	1,951,235	2,868,638
	1,056,036	64,362	709,166	21,303	590,396	2,233,353	7,705,247	12,379,863
Income Before Other Income	249,951	117,051	556,468	52,686	387,063	655,554	4,475,188	6,493,961
Other Income (Loss)
Interest Expense	(553,535)	—	(258,949)	—	(177,694)	(593,120)	(3,779,306)	(5,362,604)
	(553,535)	—	(258,949)	—	(177,694)	(593,120)	(3,779,306)	(5,362,604)
Net (Loss) Income	$(303,584)	$117,051	$297,519	$52,686	$209,369	$62,434	$695,882	$1,131,357
Net (Loss) Income —NERA 50%	$(151,792)	$58,527	$148,760	$26,343	$104,685	$31,217		217,739
Net Income —NERA 40%							$278,353	278,353
								$496,092

Financial information for the three months ended September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$450,353	$60,471	$431,453	$24,255	$338,729	$986,514	$4,071,737	$6,363,512
Laundry and Sundry Income	2,418	—	168	—	—	16,329	44,302	63,217
	452,771	60,471	431,621	24,255	338,729	1,002,843	4,116,039	6,426,729
Expenses
Administrative	4,426	778	10,574	729	3,140	20,469	68,852	108,968
Depreciation and Amortization	117,886	2,927	86,878	816	85,184	266,962	926,902	1,487,555
Management Fees	18,730	2,416	16,856	1,011	13,606	39,514	87,897	180,030
Operating	78,368	—	13,741	75	25,399	105,437	309,700	532,720
Renting	24,988	—	16,641	—	4,023	14,099	30,728	90,479
Repairs and Maintenance	44,602	—	64,889	—	32,802	163,163	618,245	923,701
Taxes and Insurance	69,964	15,438	48,988	4,333	38,211	132,214	680,016	989,164
	358,964	21,559	258,567	6,964	202,365	741,858	2,722,340	4,312,617
Income Before Other Income	93,807	38,912	173,054	17,291	136,364	260,985	1,393,699	2,114,112
Other Income (Loss)
Interest Expense	(194,683)	—	(85,476)	—	(59,586)	(192,376)	(1,257,252)	(1,789,373)
	(194,683)	—	(85,476)	—	(59,586)	(192,376)	(1,257,252)	(1,789,373)
Net Income (Loss)	$(100,876)	$38,912	$87,578	$17,291	$76,778	$68,609	$136,447	$324,739
Net Income (Loss)—NERA 50%	$(50,439)	$19,456	$43,789	$8,645	$38,390	$34,305		94,145
Net Income —NERA 40%							$54,578	54,578
								$148,723

Future annual mortgage maturities at September 30, 2023 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2024	$—	$237,577	$—	$16,900,000	$—	$17,137,577
9/30/2025	10,000,000	246,936	—	—	—	10,246,936
9/30/2026	—	256,664	—	—	—	256,664
9/30/2027	—	266,775	—	—	—	266,775
9/30/2028	—	7,533,358	—	—	125,000,000	132,533,358
Thereafter	—	—	6,000,000	—	—	6,000,000
	10,000,000	8,541,310	6,000,000	16,900,000	125,000,000	166,441,310
Less: unamortized deferred financing costs	(27,578)	(31,627)	(65,127)	(14,714)	(301,574)	(440,620)
	$9,972,422	$8,509,683	$5,934,873	$16,885,286	$124,698,426	$166,000,690

At September 30, 2023 the weighted average interest rate on the above mortgages was 4.23%. The effective rate was 4.29% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,935,095	$2,586,302	$4,852,841	$79,107	$4,551,023	$13,688,356	$76,657,705	$108,350,429
Cash & Cash Equivalents	883,219	88,190	265,808	9,882	175,451	910,242	2,220,183	4,552,975
Rent Receivable	198,014	77,561	1,240	4,906	5,299	18,832	44,830	350,682
Real Estate Tax Escrow	74,625	—	69,748	—	32,497	105,494	—	282,364
Prepaid Expenses & Other Assets	321,917	56,261	117,224	757	28,665	224,845	2,298,375	3,048,044
Total Assets	$7,412,870	$2,808,314	$5,306,861	$94,652	$4,792,935	$14,947,769	$81,221,093	$116,584,494
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,958,633	$—	$8,731,598	$—	$5,926,689	$16,869,235	$124,633,803	$166,119,958
Accounts Payable & Accrued Expense	120,784	2,250	92,492	2,553	59,237	163,200	756,960	1,197,476
Advance Rental Pmts& Security Deposits	332,572	19,865	280,818	—	161,741	430,923	2,837,995	4,063,914
Total Liabilities	10,411,989	22,115	9,104,908	2,553	6,147,667	17,463,358	128,228,758	171,381,348
Partners’ Capital	(2,999,119)	2,786,199	(3,798,047)	92,099	(1,354,732)	(2,515,589)	(47,007,665)	(54,796,854)
Total Liabilities and Capital	$7,412,870	$2,808,314	$5,306,861	$94,652	4,792,935	$14,947,769	$81,221,093	$116,584,494
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,393,100	$—	$46,050	$	$	$	$1,439,150
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,499,560)	$—	$(1,899,023)	$—	$(677,366)	$(1,257,794)	$(18,803,066)	(24,136,809)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,697,659)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through November 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,194,570	$235,842	$1,107,677	$77,935	$899,186	$2,725,431	$11,014,528	$17,255,169
Laundry and Sundry Income	9,839	—	120	—	472	25,402	73,452	109,285
	1,204,409	235,842	1,107,797	77,935	899,658	2,750,833	11,087,980	17,364,454
Expenses
Administrative	14,512	5,798	26,052	2,142	9,297	52,028	163,891	273,720
Depreciation and Amortization	358,568	8,782	259,967	2,448	253,369	808,116	2,813,436	4,504,686
Management Fees	58,716	9,879	43,719	3,166	35,967	108,615	230,937	490,999
Operating	169,086	—	54,901	1,219	95,538	282,757	853,728	1,457,229
Renting	23,823	—	27,857	—	8,988	39,844	85,229	185,741
Repairs and Maintenance	132,026	3,180	125,323	—	82,989	494,223	1,393,350	2,231,091
Taxes and Insurance	199,415	47,074	131,736	13,567	114,224	387,242	1,862,717	2,755,975
	956,146	74,713	669,555	22,542	600,372	2,172,825	7,403,288	11,899,441
Income Before Other Income	248,263	161,129	438,242	55,393	299,286	578,008	3,684,692	5,465,013
Other Income (Loss)
Interest Expense	(257,574)	—	(263,093)	—	(177,129)	(568,251)	(3,817,865)	(5,083,912)
Other Income	—	—	—	—	—	—	—	—
	(257,574)	—	(263,093)	—	(177,129)	(568,251)	(3,817,865)	(5,083,912)
Net Income (Loss)	$(9,311)	$161,129	$175,149	$55,393	$122,157	$9,757	$(133,173)	$381,101
Net Income (Loss)—NERA 50%	$(4,656)	$80,565	$87,575	$27,697	$61,078	$4,879		257,136
Net Income —NERA 40%							$(53,269)	(53,269)
								$203,867

Financial information for the three months ended September 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$433,819	$60,471	$392,851	$27,813	$300,345	$919,313	$3,894,398	$6,029,010
Laundry and Sundry Income	4,445	—	—	—	—	8,252	23,860	36,557
	438,264	60,471	392,851	27,813	300,345	927,565	3,918,258	6,065,567
Expenses
Administrative	5,640	4,250	6,060	793	3,542	16,448	54,159	90,892
Depreciation and Amortization	119,789	2,927	86,776	816	84,966	270,802	947,553	1,513,629
Management Fees	21,620	2,353	15,610	1,112	12,438	36,098	78,267	167,498
Operating	49,866	—	18,186	54	20,336	90,931	271,977	451,350
Renting	9,759	—	10,650	—	1,974	14,264	12,555	49,202
Repairs and Maintenance	62,158	—	41,565	—	37,999	188,269	595,679	925,670
Taxes and Insurance	66,313	15,566	44,269	4,448	38,546	125,879	642,107	937,128
	335,145	25,096	223,116	7,223	199,801	742,691	2,602,297	4,135,369
Income Before Other Income	103,119	35,375	169,735	20,590	100,544	184,874	1,315,961	1,930,198
Other Income (Loss)
Interest Expense	(116,185)	—	(86,694)	—	(59,000)	(191,453)	(1,283,295)	(1,736,627)
Other Income	—	—	—	—	—	—	—	—
	(116,185)	—	(86,694)	—	(59,000)	(191,453)	(1,283,295)	(1,736,627)
Net Income (Loss)	$(13,066)	$35,375	$83,041	$20,590	$41,544	$(6,579)	$32,666	$193,571
Net Income (Loss)—NERA 50%	$(6,534)	$17,688	$41,520	$10,295	$20,771	$(3,289)		80,451
Net Income —NERA 40%							$13,065	13,065
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2023 was $48,000.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 18. SUBSEQUENT EVENTS

From October 1, 2023, through November 8, 2023, the Partnership has purchased 859 Depository Receipts. The average price was $67.05 per receipt, or $2,011.50 per unit. The total cost was $57,996. The Partnership is required to purchase 7 Class B units and 0.4 General Partnership units at a cost of $13,679 and $720, respectively.

On November 7, 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on December 31, 2023.

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

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $85,407,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.8% and 5.4%.

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

On July 14, 2023, the partnership purchased a mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of $27,500,000 with Partnership cash reserves.

The vacancy rate for the Partnership’s residential properties as of November 1, 2023 was 0.9% as compared with a vacancy rate of 1.8% as of November 1, 2022. The vacancy rate for the Joint Venture properties as of November 1, 2023 was 0.7%, as compared to 0.9% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the third quarter of 2023, rents increased an average of 6.4% for renewals and increased an average of 9.9% for new leases. For the balance of 2023, management expects a strong rental market with continued rent growth.

For the third quarter of 2023, excluding the increase in income and expense from 653 Worcester Road and the Shawmut Apartments, consolidated revenue increased by 7.3%, operating expenses increased by 5.7% and Income before Other Income (Expense) increased by 11.9%, as compared to the third quarter of 2022.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During the modification period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of September 30, 2023, the portfolio’s debt yield fell below the minimum of 9.5% to 8.5%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through September 30, 2023, the Partnership has purchased 1,517,690 Depositary Receipts. During the nine months ended September 30, 2023, the Partnership purchased a total of 29,230 Depositary Receipts.

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it is working diligently with KeyBank to obtain KeyBank’s consent to the transfer.

At November 1, 2023, the Harold Brown related entities and Ronald Brown collectively own approximately 31.8% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2023, tenant renewals were approximately 72% with an average rental increase of approximately 6.4%, new leases accounted for approximately 28% with rental rate increases of approximately 9.5%. During the nine months ended September 30, 2023, leasing commissions were approximately $459,000 compared to approximately $264,000 for the nine months ended September 30, 2022, an increase of approximately $195,000 (74.0%). Tenant concessions were approximately $66,000 for the nine months ended September 30, 2023, compared to approximately $39,000 for the nine months ended September 30, 2022, an increase of approximately $27,000 (69.2%). Tenant improvements were approximately $2,641,000 for the nine months ended September 30, 2023, compared to approximately $1,723,000 for the nine months ended September 30, 2022, an increase of approximately $918,000 (53.3%).

Hamilton accounted for approximately 1.8% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2023 and 2.6% during the nine months ended September 30, 2022. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $199,000 (71.9%) and approximately $162,000 (72.0%) of the legal services paid for by the Partnership during the nine months ended September 30, 2023 and 2022 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2023, Hamilton provided the Partnership approximately $563,000 in construction and architectural services, compared to approximately $89,000 for the nine months ended September 30, 2022.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2023 and 2022, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 and September 30, 2022

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,899,000 during the three months ended September 30, 2023, compared to approximately $4,561,000 for the three months ended September30, 2022, an increase of approximately $338,000 (7.4%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2023	November 1, 2022
Residential
Units	2,963	2,911
Vacancies	27	53
Vacancy rate	0.9%	1.8%
Commercial
Total square feet	137,153	108,043
Vacancy	1,373	20,274
Vacancy rate	1.00%	18.8%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2023		2022
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$18,804	$18,804	$16,975	$16,975
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$189	$189	$4	$4

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$18,804,320	$16,974,515	$1,829,805	10.8%
Laundry and sundry income	157,322	103,868	53,454	51.5%
	18,961,642	17,078,383	1,883,259	11.0%
Expenses
Administrative	642,907	696,656	(53,749)	(7.7%)
Depreciation and amortization	4,426,701	4,114,913	311,788	7.6%
Management fee	810,436	683,999	126,437	18.5%
Operating	1,610,342	1,410,843	199,499	14.1%
Renting	391,093	181,574	209,519	115.4%
Repairs and maintenance	3,611,652	3,126,953	484,699	15.5%
Taxes and insurance	2,569,250	2,302,648	266,602	11.6%
	14,062,381	12,517,586	1,544,795	12.3%
Income Before Other Income (Expense)	4,899,261	4,560,797	338,464	7.4%
Other Income (Expense)
Interest income	1,083,423	363,350	720,073	198.2%
Interest expense	(3,956,181)	(3,982,445)	26,264	(0.7%)
Income from investments in unconsolidated joint ventures	148,723	93,516	55,207	59.0%
Other Income (Expense)	—	(39,994)	39,994	100.0%
	(2,724,035)	(3,565,573)	841,538	(23.6%)
Net Income	$2,175,226	$995,224	$1,180,002	118.6%

Rental income for the three months ended September 30, 2023 was approximately $18,804,000, compared to approximately $16,974,000 for the three months ended September 30, 2022, an increase of approximately $1,830,000 (10.8%). Excluding revenues from Walgreen’s and Shawmut’s of approximately $632,000, there was an increase of approximately $1,198,000 (7.1%).

The Partnership properties with the largest increases in rental income include 1144 Commonwealth, 62 Boylston Street, 659 Worcester Road, Westgate Apartments, Woodland Park, and Redwood Hills with increases of $188,000, $161,000, $116,000, $89,000, $82,000 and $82,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2023 were approximately $14,062,000 compared to approximately $12,517,000 for the three months ended September 30, 2022, an increase of approximately $1,545,000 (12.3%). Excluding 653 Worcester Road and Shawmut Apartments, operating expenses were approximately $13,225,000, an increase of approximately $707,000 (5.6%). The factors contributing to the increase are an increase in repairs and maintenance of approximately $457,000 (14.6%), a decrease in depreciation and amortization expense of approximately $353,000 (8.6%), an increase in taxes and insurance of approximately $197,000 (8.6%), and an increase in renting expense of approximately $205,000 (112.7%).

Interest expense for the three months ended September 30, 2023 was approximately $3,956,000 compared to approximately $3,982,000 for the three months ended September 30, 2022, a decrease of approximately $26,000 (0.7%).

Interest income for the three months ended September 30, 2023 was approximately $1,083,000 compared to approximately $363,000 for the three months ended September 30, 2022, an increase of approximately $720,000 (198.2%). The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.8% to 5.4%.

At September 30, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $149,000 for the three months ended September 30, 2023, compared to net income of approximately $94,000 for the three months ended September 30, 2022, an increase in income of approximately $55,000 (59%). This increase is primarily due to an increase in rental revenue to approximately $2,775,000 from $2,625,000, an increase of approximately $150,000 (5.7%) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Included in the income for the three months ended September 30, 2023 is depreciation and amortization expense of approximately $651,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2023 was approximately $2,175,000 compared to net income of approximately $995,000 for the three months ended September 30, 2022, an increase in income of approximately $1,180,000 (118.6%).

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $14,089,000 during the nine months ended September 30, 2023, compared to approximately $12,949,000 for the nine months ended September 30, 2022, an increase of approximately $1,140,000 (8.8%).

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$54,338,011	$50,260,258	$4,077,753	8.1%
Laundry and sundry income	416,354	330,461	85,893	26.0%
	54,754,365	50,590,719	4,163,646	8.2%
Expenses
Administrative	2,247,729	2,028,319	219,410	10.8%
Depreciation and amortization	12,234,394	12,212,278	22,116	0.2%
Management fee	2,173,272	2,029,453	143,819	7.1%
Operating	5,865,371	5,609,302	256,069	4.6%
Renting	827,112	501,906	325,206	64.8%
Repairs and maintenance	9,853,498	8,381,339	1,472,159	17.6%
Taxes and insurance	7,463,651	6,879,455	584,196	8.5%
	40,665,027	37,642,052	3,022,975	8.0%
Income Before Other Income ( Expense)	14,089,338	12,948,667	1,140,671	8.8%
Other Income (Expense)
Interest income	3,350,423	363,411	2,987,012	821.9%
Interest (expense)	(11,781,285)	(11,060,794)	(720,491)	6.5%
Income from investments in unconsolidated joint ventures	496,092	203,867	292,225	143.3%
Other (Expense) Income	—	(874,526)	874,526	100.0%
	(7,934,770)	(11,368,042)	3,433,272	(30.2%)
Net Income	$6,154,568	$1,580,625	$4,573,943	289.4%

Rental income for the nine months ended September 30, 2023 was approximately $54,338,000, compared to approximately $50,260,000 for the nine months ended September 30, 2022, an increase of approximately $4,078,000 (8.1%). Excluding revenues from 653 Worcester Road and Shawmut Apartments of approximately $981,000, revenue increased approximately $3,097,000 (6.2%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include 1144 Commonwealth, 62 Boylston, Westgate Apartments, Woodland Park, Hamilton Green, and 140 North Beacon Street with increases of $591,000, $574,000, $326,000, $242,000, $213,000 and $212,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2023 were approximately $40,665,000 compared to approximately $37,642,000 for the nine months ended September 30, 2022, an increase of approximately $3,023,000 (8.0%). Excluding 653 Worcester Road and Shawmut Apartments, operating expenses were approximately $39,217,000, an increase of approximately $1,575,000 (4.2%).The factors contributing to this net increase are an increase in repairs and maintenance expenses of approximately $1,426,000 (17.0%), an increase in taxes and insurance of approximately $454,000 (6.6%), an increase in renting expense of approximately $320,000 (63.8%), and an increase in operating costs of approximately $194,000 (3.5%).

Interest income for the nine months ended September 30, 2023 was approximately $3,350,000 compared to approximately $363,000 for the three months ended September 30, 2022, an increase of approximately $2,987,000 (821.9%). The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.8% to 5.4%.

Interest expense for the nine months ended September 30, 2023 was approximately $11,781,000 compared to approximately $11,061,000 for the nine months ended September 30, 2022, an increase of approximately $720,000 (6.5%). The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

At June 30, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $496,000 for the nine months ended September 30, 2023, compared to net income of approximately $204,000 for the nine months ended September 30, 2022, an increase in income of approximately $292,000 (143.3%). This increase is primarily due to an increase in rental revenue of approximately $ 8,176,000 for the nine months ended September 30, 2023 from approximately $7,526,000 for the nine months ended September 30, 2022, an increase of approximately $650,000 (8.6%). Included in the income for the nine months ended September 30, 2023 is depreciation and amortization expense of approximately $1,936,000.

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

As a result of the changes discussed above, net income for the nine months ended September 30, 2023 was approximately $6,154,000 compared to income of approximately $1,580,000 for the nine months ended September 30, 2022, an increase in net income of approximately $4,574,000 (289.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2023 was the collection of rents and for 2022 was the proceeds from the refinancing of 5 properties for approximately $43,000,000, interest income generated from the purchase of Treasury Bills, and the collection of rents. The Partnership’s principal use of cash during the first nine months of 2023 was the purchase of Treasury Bills and the purchase of two properties: the commercial property at 653 Worcester Road for approximately $10,000,000, and the purchase of a mixed use property in the South End neighborhood of Boston, MA, for a purchase price of approximately $27,500,000.

The majority of cash and cash equivalents of $16,141,398 at September 30, 2023 and $49,560,723 at December 31, 2022 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $33,419,325 for the nine months ended September 30, 2023 is summarized as follows:

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$16,300,141	$13,033,520
Cash (used in) investing activities	(36,518,815)	(76,569,294)
Cash (used in) provided by financing activities	(1,997,909)	40,217,002
Repurchase of Depositary Receipts, Class B and General Partner Units	(2,657,477)	(5,167,667)
Distributions paid	(8,545,265)	(8,123,130)
Net (decrease) increase in cash and cash equivalents	$(33,419,325)	$(36,609,569)

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is as follows: the Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000, and the Partnership purchased a mixed use property in the South End neighborhood of Boston, MA, for a purchase price of approximately $27,500,000. These acquisitions were funded from the Partnership’s cash reserves. Closing costs were approximately $140,000. The change in cash used in financing activities is the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2023, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $6,875,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, 1144 Commonwealth, School Street, 659 Worcester Road, Redwood Hills, and 62 Boylston Street at a cost of approximately $1,411,000, $1,335,000, $539,000, $404,000, $305,000 and $293,000 respectively.

During the nine months ended September 30, 2023, the Partnership received distributions of approximately $3,033,500 from the investment properties. For the nine months ended September 30, 2022, the Partnership received $1,208,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $1,492,000 and $840,000 for the nine months ended September 30, 2023 and 2022, respectively.

In August 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), which was paid on September 30, 2023. In May 2023, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), which was paid on June 30, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2023, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2023, our proportionate share of the non-recourse debt related to these investments was approximately $70,721,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2023, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2024	2025	2026	2027	2028	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,294,780	3,638,848	25,267,273	3,267,440	22,845,687	353,813,296	$412,127,324
Total Contractual Obligations	$3,294,780	$3,638,848	$25,267,273	$3,267,440	$22,845,687	$353,813,296	$412,127,324

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

As of September 30, 2023, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $578,569,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of September 30, 2023. Interest rates ranged from SOFR plus 218 basis points to SOFR plus 310 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2023 would be approximately $45,820,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting., There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the third quarter of 2023:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
July 1-31, 2023	$72.85	1,448	495,816
August 1-31, 2023	$73.48	12,731	483,085
September 1-30, 2023	$69.33	777	482,308
Total		14,956

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2023, the Partnership has repurchased 1,517,690 Depositary Receipts at an average price of $30.96 per receipt (or $928.8 per underlying Class A Unit), 4,279 Class B Units and 225 General Partnership Units, both at an average price of $1,236.00 per Unit, totaling approximately $53,153,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2023, the Partnership purchased a total of 29,230 Depositary Receipts. The average price was $72.71 per receipt or $2,181 per unit. The cost including commission was $2,127,000. The Partnership was required to repurchase 232 Class B Units and 12 General Partnership units at a cost of $503,706 and $26,511 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 9, 2023
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 9, 2023
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	November 9, 2023
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	November 9, 2023
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 9, 2023
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	November 9, 2023
Sally Michael

/s/ DAVID REIER	Director of the General Partner	November 9, 2023
David Reier