Form 10-K
period 2023-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2024-03-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2023, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $141,482,628 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of March 12, 2024, there were 93,853 of the registrant’s Class A units (2,815,601 Depositary Receipts) of limited partnership issued and outstanding and 22,290 Class B units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

New England Realty Associates Limited Partnership (“NERA” or the “Partnership”), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the “Colonial Partnerships”), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. In July 2004, the General Partner extended the termination date of the Partnership until 2057.

The authorized capital of the Partnership is represented by three classes of partnership units (“Units”). There are two categories of limited partnership interests (“Class A Units” and “Class B Units”) and one category of general partnership interests (the “General Partnership Units”). The Class A Units were initially issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each Class A Unit is exchangeable for 30 publicly traded Depositary Receipts (“Depositary Receipts”), which are currently listed on the NYSE American and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the “General Partner” or “NewReal”). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 31 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartments, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liabilities companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (collectively, the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. Jameson Brown and Harley Brown indirectly collectively own between 47.6% and 59%, and five other current and past employees of Hamilton own collectively between 0% and 2.4%, respectively of the Joint Ventures. The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 15 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from the third party’s ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancing will be used to reduce debt, reinvest in acquisitions of other properties, make distributions to the partners, repurchase equity interests, or use for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

As of December 31, 2023, Sally Michael and David Reier, the Trustees of the estate of Harold Brown, held voting control over the capital stock of NewReal, the General Partner of the Partnership. The estate was closed on January 2, 2024, whereupon the capital stock of NewReal previously owned by the estate of Harold Brown were transferred to JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively, with each entity acquiring 37.5% of the voting control of NewReal at that time.

The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by JPB Real Estate LLC and Maisie Brown LLC. The Partnership, the Subsidiary Partnerships, and the Investment Properties currently contract with the Hamilton Company for 53 individuals at the Properties (as defined below) and 11 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2024, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively, the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2024, the Subsidiary Partnerships also owned two commercial shopping centers in Framingham, Massachusetts, one commercial building in Newton, Massachusetts, one commercial building in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts, totaling approximately 130,000 square feet of commercial space. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements for more information.

Additionally, as of February 1, 2024, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 15 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

The Brown family entities, which include JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively, and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

Unit Distributions

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there will be a special distribution of $48.00 per Class A unit ($1.60 per Receipt). In 2023 the Partnership paid an aggregate distribution of $84.00 Unit ($2.80 per Receipt) for a total payment of $9,954,888 in 2023. In 2022 the Partnership paid a total distribution of an aggregate $76.80 Unit ($2.56 per Receipt), for a total payment of $9,267,981.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (the “Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31,2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. Repurchases of Depositary Receipts or Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2023, the Partnership has repurchased 1,532,234 Depositary Receipts at an average price of $31.72 per receipt (or $951.52 per underlying Class A Unit), 4,394 Class B Units and 231 General Partnership Units, both at an average price of $1,259.00 per Unit, totaling approximately $54,421,000, inclusive of brokerage fees paid by the Partnership.

Property Transactions

On November 30, 2021, the Partnership entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”), dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

The Partnership used the proceeds from the Facility Amendment to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement (the “Facility Amendment”). The Facility Amendment included an additional advance in the amount of $80,284,000 at a fixed interest rate of 4.33%.

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $854,000 in prepayment penalties. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank (the “Brookline Agreement”), which refinanced its loan on 659-665 Worcester Road, Framingham, MA. The Brookline Agreement pays down the loan on the existing debt of $5,954,546.14, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for two years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453.86 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, MA for the sum of approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 for in-place leases, and approximately $378,000 to the value of tenant relationships. These amounts are being amortized over 12 and 156 months respectively.

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively.

During 2023, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $9,289,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth, Hamilton Oaks, School Street, Redwood Hills, Westgate Apartments, and Hamilton Green, at a cost of $1,982,000, $1,687,000, $701,000, $468,000, $431,000, and $421,000 respectively. The Partnership plans to invest approximately $22,284,000 in capital improvements in 2024. This amount includes approximately $10,067,000 toward the development of a 72 unit apartment complex at Mill Street Development.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extended the credit line until October 29, 2024. The commitment amount was for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.6%. Consequently, as of December 31, 2023, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit. See Note 19, Subsequent Events, for additional information.

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

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 23 of its Subsidiary Partnerships and Joint Ventures. Pledged interests range from 49% to 100% of the Partnership’s ownership interest in the respective entities.

Advisory Committee

As of December 31, 2023, the Advisory Committee members were Robert Nahigian and David Ross, limited partners of the Partnership. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Although we employ a number of measures to prevent, detect and mitigate cybersecurity attacks, our business is at risk from and may be impacted by such attacks as there is no guarantee such efforts will be successful in preventing a cyber-attack. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks, and there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a cybersecurity incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, increased cybersecurity insurance premiums and damage our reputation, which could adversely affect our business. Our Audit Committee is responsible for overseeing our cybersecurity and data privacy risks. Our cybersecurity program is led by the Hamilton Company’s Chief Financial Officer, who, along with the Hamilton Company’s Director of Information Technology, provide regular updates each quarter to the Audit Committee regarding this program, including information about the cybersecurity threat landscape, investments in infrastructure and opportunities to protect and enhance the Company’s systems and security of products and operations. In addition, the Board of Directors of the General Partner (the “Board” or “Board of Directors”) receives periodic briefings from management regarding cybersecurity activities and initiatives.

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

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 38% of our Depositary Receipts as of December 31, 2023. Additionally, management decisions rest with our General Partner without limited partner approval.

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

The market value of our Depositary Receipts is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our Depositary Receipts may trade at prices that are higher or lower than our net asset value per Depositary Receipt.

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

Revenue associated with residential properties may be limited in the future if current rent restriction proposals are adopted by the City of Boston. On February 13, 2023, Boston Mayor Michelle Wu submitted a home rule petition to the Boston City Council that would allow the City to limit how much landlords can increase rent on returning tenants each year to the lower of 10% or the Consumer Price Index for the Boston metropolitan area plus six percentage points. The petition, as currently stated, would apply to any properties with six or more units. The petition needs to be approved by both local and state policymakers in order to be enacted. The Boston City Council approved the submission of the petition to the state legislature on March 8, 2023. If such petition were to be passed by state legislatures, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Partnership’s information technology, communication networks, system applications, accounting and financial reporting platforms and related systems, and those that are offered to residents and tenants, are integral to the operation of the business. The Partnership utilizes these systems, among others, for financial analysis, management, and reporting, for facilitation of operations, including for the initiation, generation, and completion of resident leasing, for internal communications, and for various other aspects of the business.

The Partnership’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Partnership has implemented or is in the process of continuously evaluating, testing and updating various information security processes and policies designed to identify, assess and manage material risks from cybersecurity threats to the Partnership’s critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to the Partnership’s residents’ and employees’ personal data.

To operate its business, the Partnership engages certain third-party vendors to perform a variety of functions. The Partnership seeks to engage reliable, reputable service providers. Depending upon the nature of the services and the sensitivity of the data that a third-party service provider processes, the Partnership’s vendor management procedures include reviewing the cybersecurity procedures, imposing contractual requirements, and conducting as needed periodic reassessments. The Partnership seeks to further enhance this review to expand the scope and depth of this analysis.

Cybersecurity is a critical component of our risk management process. We recognize that no single technology, process, or business control can effectively prevent or mitigate all risks, thus we use a variety of tools including multi-factor authentication and antivirus and firewall protection, to help identify, protect, detect, respond to, and recover from cyber threats. These individual technologies work together as part of our strategy to minimize risk. This strategy is tested through audits and independent program assessments, as well as through additional exercises with our Managed Service Provider, designed to assess effectiveness. The Managed Service Provider actively manages our firewalls, multi-factor authentication, antivirus, and Azure environment. Our Managed Service Provider also reviews our cybersecurity program on a quarterly basis and provides recommendations toward best industry practice. Our cybersecurity program is continually evolving to align with NIST standards, and we regularly monitor our progression toward these standards.

Our Audit Committee is responsible for overseeing our cybersecurity and data privacy risks. Our cybersecurity program is led by the Hamilton Company’s Chief Financial Officer, who, along with the Hamilton Company’s Director of Information Technology who has been with Hamilton for 38 years, provide regular updates each quarter to the Audit Committee regarding this program, including information about the cybersecurity threat landscape, investments in infrastructure and opportunities to protect and enhance the Company’s systems and security of products and operations. The also Board receives periodic briefings from management regarding cybersecurity activities and initiatives.

The Partnership’s cybersecurity program is designed to safeguard the confidentiality, integrity and availability of data and systems within the Company’s environment to effectively support our business objectives and customer needs. Our commitment to cybersecurity focuses on enhancing our prevention, monitoring, and detection response capabilities to identify and respond to evolving threats. We believe cybersecurity is the responsibility of every employee of the Hamilton Company, and it is prioritized each year. We regularly test, educate, and share best practices with employees of the Hamilton Company to raise awareness of cyber threats through a comprehensive security awareness training program. Our Managed Service Provider is responsible for testing our ability to restore our critical infrastructure on a quarterly basis. Additionally, our incident response and disaster recovery plans are reviewed and updated annually.

During 2023, we have not encountered cybersecurity challenges that have materially impaired our operations, business strategy or financial condition.

ITEM 2. PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in seven Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 2,943 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2024, the principal amount outstanding under any mortgages as of December 31, 2023, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2023 (1)	Mortgage
Boylston Downtown L.P.	268 units					4	$34,092,579	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$2,625	–	3,300
	215 studios		$2,075	–	2,625
Brookside Associates, LLC	44 units					3	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$1,850	–	2,125
	10 one bedroom		$1,700	–	2,000
	0 studios				N/A
Clovelly Apartments L.P.	103 units					—	$11,214,000	2031
160–170 Concord Street	0 three bedroom				N/A		2.97%
Nashua, NH	53 two bedroom		$1,575	–	2,050
	50 one bedroom		$1,550	–	1,800
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					—	$5,440,000	2031
1131–1137 Commonwealth Ave.	29 three bedroom		$3,375	–	4,400		2.97%
Allston, MA	4 two bedroom		$2,500	–	3,000
	1 one bedroom		$1,450	–	1,450
	1 studio		$1,725	–	1,725
Commonwealth 1144 L.P.	261 units					1	$32,325,000	2031
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		2.97%
Allston, MA	11 two bedroom		$2,125	–	2,500
	109 one bedroom		$1,890	–	2,550
	141 studios		$1,825	–	2,300
Nera Dean Street Associates, LLC	69 units					5	$10,322,000	2032
38–48 Dean Street	0 three bedroom				N/A		4.33%
Norwood, MA	66 two bedroom		$1,800	–	2,300
	3 one bedroom		$1,800	–	1,900
	0 studios				N/A
Executive Apartments L.P.	72 units					—	$8,190,000	2031
545–561 Worcester Road	1 three bedroom		$2,450	–	2,450		2.97%
Framingham, MA	47 two bedroom		$1,885	–	2,095
	23 one bedroom		$1,600	–	1,855
	1 studio		$1,625	–	1,625
Hamilton Battle Green LLC	48 units					1	$3,766,660	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,650	–	3,100
	24 one bedroom		$2,175	–	2,480
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					1	$32,190,519	2028
311–319 Lowell Street	10 three bedroom		$3,100	–	3,750		4.67%
Andover, MA	168 two bedroom		$2,325	–	2,900
	15 one bedroom		$2,150	–	2,500
	0 studios	$			N/A
Hamilton Highlands	79 units					—	$19,437,587	2026
755-757 Highland Avenue	0 three bedroom			$–	N/A		3.76%
Needham,Ma.	76 two bedroom		$2,400	–	2,950
	2 one bedroom		$1,925	–	2,085
	1 studio		$2,100	–	2,100
Hamilton Oaks Associates, LLC	268 units					2	$26,666,000	2031
30–50 Oak Street Extension	0 three bedroom				N/A		2.97%
40–60 Reservoir Street	96 two bedroom		$1,750	–	2,100
Brockton, MA	159 one bedroom		$1,450	–	1,800
	13 studios		$1,350	–	1,550
Highland Street Apartments L.P.	36 units					—	$3,960,000	2031
38–40 Highland Street	0 three bedroom				N/A		2.97%
Lowell, MA	24 two bedroom		$1,500	–	1,725
	10 one bedroom		$1,500	–	1,625
	2 studios		$1,325	–	1,425

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2023 (1)	Mortgage
Linhart L.P.	9 units					—	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,750	–	2,050
	4 studios		$1,575	–	2,025
Mill Street Development (2)							—%
57 Mill Street
Woburn,MA.

Mill Street Gardens, LLC	181 units					2	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn,MA.	116 two bedroom		$1,950		2,450
	62 one bedroom		$1,700	–	2,150
	3 studios		$1,575	–	1,625
North Beacon 140 L.P.	65 units					2	$12,683,000	2031
140–154 North Beacon Street	10 three bedroom		$3,550	–	3,900		2.97%
Brighton, MA	54 two bedroom		$2,650	–	3,400
	1 one bedroom		$2,375	–	2,375
	0 studios				N/A
Olde English Apartments L.P.	84 units					—	$9,608,000	2031
703–718 Chelmsford Street	0 three bedroom				N/A		2.97%
Lowell, MA	47 two bedroom		$1,700	–	1,850
	30 one bedroom		$1,650	–	1,750
	7 studios		$1,475	–	1,750
Redwood Hills L.P.	180 units					1	$17,105,000	2031
376-382 Sunderland road	0 three bedroom				N/A		2.97%
Worcester, MA	89 two bedroom		$1,675	–	2,150
	91 one bedroom		$1,450	–	1,800
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					1	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$3,600	–	4,100		4.05%
Lexington, MA	48 two bedroom		$2,650	–	3,150
	38 one bedroom		$2,250	–	2,750
	0 studios				N/A
River Drive L.P.	72 units					1	$9,543,000	2031
3–17 River Drive	0 three bedroom				N/A		2.97%
Danvers, MA	60 two bedroom		$1,875	–	2,150
	5 one bedroom		$1,700	–	1,850
	7 studios		$1,650	–	1,750
School Street 9, LLC	184 units					—	$26,993,000	2032
9 School Street	0 three bedroom				N/A		4.33%
Framingham, MA	96 two bedroom		$1,975	–	2,200
	88 one bedroom		$1,600	–	1,875
	0 studios
Shawmut Place LLC	52 units					1	$—
105-117 West Concord St, 473-477 Shawmut Ave,	12 four bedroom		$3525	–	5200
and 26-30 Rutland St	4 three bedroom		$3100	–	4500
Boston, MA	13 two bedroom		$2400	–	4000
	23 one bedroom		$1950	–	3000
	0 studios				N/A
WCB Associates, LLC	180 units					1	$19,266,000	2031
10–70 Westland Street	0 three bedroom	$			N/A		2.97%
985–997 Pleasant Street	96 two bedroom		$1,715	–	2,000
Brockton, MA	84 one bedroom		$1,345	–	1,690
	0 studios				N/A
Westgate Apartments, LLC	220 units					2	$38,475,000	2032
2–20 Westgate Drive	0 three bedroom				N/A		4%
Woburn, MA	110 two bedroom		$1950	–	2150
	110 one bedroom		$1750	–	2225
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$4,494,000	2032
105–107 Westgate Drive	0 three bedroom				N/A		4.33%
Burlington, MA	12 two bedroom		$2,175	–	2,450
	8 one bedroom		$1,950	–	2,050
	0 studios				N/A
Woodland Park Partners, LLC	126 units					—	$21,788,650	2027
264-290 Grove Street	0 three bedroom				N/A		4%
Newton, MA	80 two bedroom		$1900	–	2700
	30 one bedroom		$1900	–	2300
	16 studios		$1600	–	2000

(1)	The mortgage balance is stated before unamortized deferred financing costs.

(2) Mill Street Development, LLC, was held for development. In December of 2023, the Partnership received 40B approval to construct a 72 unit apartment complex. Management expects to start the construction project in 2024. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

Current free rent concessions would result in an average reduction in unit rents of approximately $2.13 per month per unit. Free rent expense amortized in 2023 was approximately $76,000 compared to approximately $344,000 in 2022.

See Note 5 to the Consolidated Financial Statements for information relating to the mortgages payable of the Partnership and Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2024.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2023	Mortgage
Riverside Apartments	19 units				—	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$2,000	–	2,400
	5 one bedroom	$1,855	–	2,125
	2 studios	$2,000	–	2,000

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 15,908 square feet of rentable commercial space. As of February 1, 2024, the commercial space was fully occupied, and the average rent per square foot was $32.80 For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex in Brockton, Massachusetts was acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, and includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2024, the commercial space was fully occupied, and the average rent per square foot was $15.00.The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $63,000 per year through November 2040. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 22,200 square feet of rentable commercial space. As of February 1, 2024, the commercial space had vacant square footage of 1,273 square feet, and the average rent per square foot was $27.10.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts. This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2024, and the average rent per square foot as of that date was $40.50. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

WRF 659 LLC.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts. The shopping center consists of 38,268 square feet of rentable commercial space. As of February 1, 2024, this property was fully occupied, and the average net rent per square foot was $13.23. A new tenant, Blue Pearl Operations LLC, signed a lease on January 9, 2023 that includes a tenant fit up period of the earlier of 12 months from lease signing or such time as the tenant receives a certificate of occupancy. As of December 31, 2023, no rent is due from this tenant.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2024, the commercial space was fully occupied, and the average rent per square foot was $37.33.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,718 square feet of rentable commercial space. As of February 1, 2024, the space was fully occupied, and the average rent per square foot was $40.38

653 WORCESTER Road LLC. On January 18, 2023, the Partnership purchased a commercial retail property of 20,693 square feet of rentable commercial space located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. As of February 1, 2024, the space was fully occupied, and the average rent per square foot was $28.25.

SHAWMUT PLACE, LLC. On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and 3,397 square feet of commercial space for a purchase price of approximately $27,500,000. The commercial space was fully rented as of February 1, 2024, and the average rent per square foot as of that date was $44.09.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2024	$416,581	29,166	29	12%
2025	253,320	7,455	7	7%
2026	361,731	14,221	8	10%
2027	309,189	8,884	5	9%
2028	251,316	6,929	2	7%
2029	433,890	15,138	3	12%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
Thereafter	1,428,261	46,987	4	40%
Totals	$3,564,888	129,886	59	100%

Commercial rental income is accounted for using the straight-line method. Approximately 36% of our commercial leases contain rent escalations which range from $0.18 to $2.42 per square foot per year.

Investment Properties

See Note 15 to the Consolidated Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2023 (1)	Mortgage
345 Franklin, LLC	40 Units				1	$8,482,755	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,755	–	4,300
	1 one bedroom	$3,250	–	3,250
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				2	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$2,625	–	2,900
	31 one bedroom	$2,400	–	2,550
	24 studios	$2,250	–	2,350
Hamilton Minuteman, LLC	42 Units				1	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$2,650	–	3,400
	2 one bedroom	$2,100	–	2,250
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				2	$10,000,000	2025
Residential	0 three bedroom			N/A		7.63%
81–83 Essex Street	11 two bedroom	$3,000	–	3,300
Boston, MA	38 one bedroom	$2,050		2,500
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, MA

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy,MA

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				9	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$3,850	–	5,000		3.99%
Brookline,MA	227 two bedroom	$2,750	–	4,100
	111 one bedroom	$2,350	–	3,300
	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $4,53 per month per unit. Free rent amortized in 2023 was approximately $37,000, compared to $220,000 in 2022.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15-year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $8,483,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten-year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10-year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton on Main Apartments, LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10-year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2023, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10-year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC

HAMILTON PARK TOWERS, LLC. On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers, LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Jameson Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months’ notice. The loan was paid in full in April 2012. The original mortgage was $89,914,000 with an interest rate of 5.57% and was to mature in 2019.

On May 31, 2018, Hamilton Park Towers, LLC, entered into a Mortgage Note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the Note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC pursuant to a Guaranty Agreement dated May 31, 2018.

Hamilton Park Towers, LLC used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies as needed.

At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2023	2022
Class A—Limited Partners (80%)	$7,963,910	$7,414,385
Class B—Limited Partners (19%)	1,891,429	1,760,916
Class C—General Partner (1%)	99,549	92,680
Total	$9,954,888	$9,267,981

On March 12, 2024, the closing price on the NYSE American for a Depositary Receipt was $71.00. There were 2,771,321 Depositary Receipts outstanding and 1,476 Units (representing 44,280 receipts) held by approximately 116 registered record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978.The Partnership made distributions of $84.00 per unit ($2.80 per Depositary Receipt) in 2023. The Partnership made distributions of $76.80 per Unit ($2.56 per Depositary Receipt) in 2022. The total distribution was $9,954,888 in 2023 and $9,267,981 in 2022. In March 2024, the Partnership declared a quarterly distribution of $12.00 per Unit ($0.40 per Depositary Receipt) payable on March 28, 2024. In addition to the quarterly distribution, there will be a special distribution of $48.00 per Class A unit ($1.60 per Depositary Receipt).

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2023:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2023	$66.77	543	481,765
November 1–30, 2023	$69.83	13,077	468,688
December 1-31,2023	$69.51	924	467,764
Total		14,544

See Note 8 to the Consolidated Financial Statements for information concerning the Repurchase Program.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995. Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2023 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Along with risks detailed in Item “1A Risk Factors” and from time to time in the Partnership’s filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

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

The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

General

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of February 1, 2024, the Brown family related entities and Ronald Brown collectively own approximately 32.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding

Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown.

In the fiscal year ended December 31, 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities became available. Currently, approximately $84,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 5.29% and 5.45%.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnerhip’s investment criteria, the Partnership may purchase additional Depositary Receipts. The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The vacancy rate for the Partnership’s residential properties as of February 1, 2024 was 0.9% as compared with a vacancy rate of 1.9% as of February 1, 2023. The vacancy rate for the Joint Venture properties as of February 1, 2024 was 2.2%, as compared to 1.7% for the same period last year. The current vacancy rates are in line with those experienced prior to the Covid-19 Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity continues to be strong as we move from 2023 into 2024 and all indications are that we will have low vacancy rates for the foreseeable future.

During the fourth quarter of 2023, rents increased on average 4.6% for renewals and increased on average 6.0% for new leases. For all of 2023, renewal rents increased approximately 6.14% and increased approximately 8.9% for new leases. For 2023, management expects the local real estate market to remain strong as we move from the winter into the spring rental season.

The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 for in- place leases, and approximately $378,000 to the value of tenant relationships. These amounts are being amortized over 12 and 156 months respectively.

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively.

For the year ending December 31, 2023, excluding the increase in income and expense from 653 Worcester Road and the Shawmut Apartments, consolidated revenue increased by 6.8%, operating expenses increased by 6.1% (including impairment) and Income before Other Income (Expense) increased by 7.5%. For the fourth quarter of 2023, excluding the increase in income and expense from 653 Worcester Road and the Shawmut Apartments, consolidated revenue increased by 8.6%, operating expenses increased by 11.9 % and Income before Other Income (Expense) decreased by 4.8%, as compared to the fourth quarter of 2022.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extended the line of credit.until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.6%. Consequently, as of December 31,2023, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted from drawing down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement of the line of credit. See Note 19, Subsequent Events, for additional information.

The Repurchase Program that was initiated in 2007 has purchased 1,532,234 Depositary Receipts through December 31, 2023, or approximately 35% of the outstanding Depositary Receipts. The Partnership purchased 43,774 Depositary Receipts in 2023.

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

The Partnership has retained the Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 44% of the total properties and 50% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by the Brown Family related entities. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the annual Management Fee in monthly installments.

In addition to the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows the General Partner to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties. Additionally, from time to time, the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

In 2023, tenant renewals were approximately 71% with an average rental increase of approximately 6.1%. New leases accounted for approximately 29% with rental rate increases of approximately 8.9%.In 2023, leasing commissions were approximately $545,000 compared to approximately $334,000 in 2022, an increase of approximately $211,000 (63.2%) from 2022.Tenant concessions were approximately $68,000 in 2023 compared to approximately $50,000 in 2022, an increase of approximately $18,000 (36.0%). Tenant improvements, excluding any improvements at 653 Worcester Road and the Shawmut Apartments, were approximately $3,471,000 in 2023 compared to approximately $2,333,000 in 2022, an increase of approximately $1,138,000 (48.8%).

Hamilton accounted for approximately 2.0% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2023 and 2.3% in the year ended December 31, 2022. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, Hamilton prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 63.9% and 70.7% of the legal services paid for by the Partnership during the years ended December 31, 2023 and 2022, respectively.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2023, Hamilton provided the Partnership approximately $606,000 in construction and architectural services, compared to $114,000 for the year ended December 31, 2022.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2023, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2023 and December 31, 2022

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $18,815,000 during the year ended December 31, 2023, compared to approximately $18,088,000 for the year ended December 31, 2022, an increase of approximately $727,000 (4.0%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2024		February 1, 2023
Residential
Units	2,962		2,911
Vacancies	28		56
Vacancy rate	0.9%		1.9%
Commercial
Total square feet	131,159		108,043
Vacancy	1,273		—
Vacancy rate	1.0%	%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2023		2022
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$73,892	73,892	$67,561	$67,561
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$683	683	$541	$541

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$73,892,393	$67,560,662	$6,331,731	9.4%
Laundry and sundry income	588,975	733,064	(144,089)	(19.7%)
	74,481,368	68,293,726	6,187,642	9.1%
Expenses
Administrative	2,900,432	2,731,284	169,148	6.2%
Depreciation and amortization	16,773,045	16,373,429	399,616	2.4%
Management fee	2,948,066	2,716,514	231,552	8.5%
Operating	7,748,910	7,324,692	424,218	5.8%
Renting	1,004,666	639,235	365,431	57.2%
Repairs and maintenance	13,366,079	11,270,589	2,095,490	18.6%
Taxes and insurance	9,954,214	9,149,837	804,377	8.8%
Property impairment	971,109	—	971,109	0.0%
	55,666,521	50,205,580	5,460,941	10.9%
Income Before Other Income (Expense)	18,814,847	18,088,146	726,701	4.0%
Other Income (Expense)
Interest income	4,486,603	1,055,338	3,431,265	325.1%
Interest expense	(15,723,733)	(15,045,477)	(678,256)	4.5%
Income from investments in unconsolidated joint ventures	876,233	499,783	376,450	75.3%
Other Income (Expense)	—	(874,517)	874,517	(100.0%)
	(10,360,897)	(14,364,873)	4,003,976	(27.9%)
Net Income	$8,453,950	$3,723,273	$4,730,677	127.1%

Rental income from continuing operations for the year ended December 31, 2023 was approximately $73,892,000, compared to approximately $67,560,000 for the year ended December 31, 2022, an increase of approximately $6,332,000 (9.4%). Excluding revenues from Walgreen’s and Shawmut’s of approximately $1,753,000, there was an increase of approximately $4,579,000 (6.8%).

The Partnership Properties with the largest increases in rental income include 62 Boylston Street Apartments, 1144 Commonwealth Apartments, Westgate Apartments, Woodland Park, and Hamilton Green, with increases of approximately $769,000, $747,000, $456,000, $339,000 and $294,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2023 were approximately $55,667,000 compared to approximately $50,205,000 for the year ended December 31, 2022, an increase of approximately $5,461,000 (10.9%). Excluding expenses from Walgreen’s and Shawmut’s of approximately $2,388,000, there was an increase of approximately $3,073,000 (6.1%). Factors which contributed to the increase were an increase in Repairs and Maintenance expense of approximately $2,020,000 (17.9%), primarily due to an increase in apartment units turnover costs, an increase in Taxes and Insurance costs of approximately $600,000 (6.6%), and an increase in Renting expense of approximately $359,000 (56.2%), partially due to an increase in commissions, offset in part by a decrease in Depreciation and Amortization expense of approximately $1,480,000 (9.0%), due to fully depreciated assets.

Interest income for the year ended December 31, 2023, was approximately $4,486,000 compared to approximately $1,055,000 for the year ended December 31, 2022, an increase of approximately $3,431,000. The increase is due to investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 5.3% to 5.5%.

Interest expense for the year ended December 31, 2023 was approximately $15,723,000 compared to approximately $15,045,000 for the year ended December 31, 2022, an increase of approximately $678,000 (4.5%), The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In order to initiate construction, the Partnership expects to demolish the current building structures and start construction in 2024. No tenants are now occupying the property and with the resulting loss of future cash, management has recorded an impairment charge of approximately $971,000, the net book value of the building for the Mill Street Development property. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

At December 31, 2023, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $876,000 for the year ended December 31, 2023, compared to net income of approximately $500,000 for the year ended December 31, 2022, an increase in income of approximately $376,000 (75.3%). This increase is primarily due to rental revenue of approximately $11,132,000 for the year ended December 31, 2023 compared to approximately $10,261,000 for the year ended December 31, 2022, an increase of approximately $871,000 (8.50).%. Included in the income for the year ended December 31, 2022 is depreciation and amortization expense of approximately $2,593,000.

As a result of the changes discussed above, net income for the year ended December 31, 2023 was approximately $8,454,000 compared to net income of approximately $3,723,000 for the year ended December 31, 2022, an increase in income of approximately $4,731,000 (127.1%).

Years Ended December 31, 2022 and December 31, 2021

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $18,088,000 during the year ended December 31, 2022, compared to approximately $14,242,000 for the year ended December 31, 2021, an increase of approximately $3,846,000 (27.0%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2023	February 1, 2022
Residential
Units	2,911	2,911
Vacancies	56	50
Vacancy rate	1.9%	1.7%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2022		2021
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$67,561	67,561	$62,176	$62,176
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$541	541	$563	$563

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$67,560,662	$62,175,592	$5,385,070	8.7%
Laundry and sundry income	733,064	462,862	270,202	58.4%
	68,293,726	62,638,454	5,655,272	9.0%
Expenses
Administrative	2,731,284	2,476,593	254,691	10.3%
Depreciation and amortization	16,373,429	16,671,076	(297,647)	(1.8%)
Management fee	2,716,514	2,523,943	192,571	7.6%
Operating	7,324,692	6,471,250	853,442	13.2%
Renting	639,235	1,241,298	(602,063)	(48.5)%
Repairs and maintenance	11,270,589	10,069,325	1,201,264	11.9%
Taxes and insurance	9,149,837	8,942,469	207,368	2.3%
	50,205,580	48,395,954	1,809,626	3.7%
Income Before Other Income ( Expense)	18,088,146	14,242,500	3,845,646	27.0%
Other Income (Expense)
Interest income	1,055,338	87	1,055,251	100.0%
Interest (expense)	(15,045,477)	(13,629,463)	(1,416,014)	10.4%
Income (Loss) from investments in unconsolidated joint ventures	499,783	(567,308)	1,067,091	188.1%
Other (Expense)	(874,517)	(2,745,979)	1,871,462	68.2%
	(14,364,873)	(16,942,663)	2,577,790	15.2%
Net (Loss) Income	$3,723,273	$(2,700,163)	$6,423,436	237.9%

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

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $500,000 for the year ended December 31, 2022, compared to a net loss of approximately $567,000 for the year ended December 31, 2021, an increase in income of approximately $1,067,000 (188.1%). This increase is primarily due to rental revenue of approximately $10,261,000 for the year ended December 31, 2022 compared to approximately $9,132,000 for the year ended December 31, 2021, an increase of approximately $1,129,000 (12.40%). Included in the income for the year ended December 31, 2022 is depreciation and amortization expense of approximately $2,638,000.

As a result of the changes discussed above, net income for the year ended December 31, 2022 was approximately $3,723,000 compared to a net loss of approximately $2,700,000 for the year ended December 31, 2021, an increase in income of approximately $6,423,000 (237.9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2023 was the collection of rents, and interest income generated from the purchase of Treasury Bills. The Partnership’s principal use of cash during 2023 was the purchase of Treasury Bills and the purchase of two properties: the commercial property at 653 Worcester Road for approximately $10,000,000, and the purchase of a mixed use property in the South End neighborhood of Boston, MA for approximately $27,500,000.

The Partnership’s principal sources of cash during 2022 was the proceeds from the refinancing of 5 properties for approximately $43,000,000, interest income generated from the purchase of Treasury Bills, and the collection of rents.

The majority of cash and cash equivalents of $18,230,463 at December 31, 2023 and $49,560,723 at December 31, 2022 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $31,330,260 at December 31, 2023 is summarized as follows:

	Year Ended December 31,
	2023	2022
Cash provided by operating activities	$24,181,904	$21,539,727
Cash (used in) investing activities	(38,943,050)	(93,073,258)
Cash (used in) provided by financing activities	(2,688,691)	39,605,700
Repurchase of Depositary Receipts, Class B and General Partner Units	(3,925,535)	(5,326,973)
Distributions paid	(9,954,888)	(9,267,981)
Net increase in cash and cash equivalents	$(31,330,260)	$(46,522,785)

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties, and the purchase of new properties. The change in cash used in financing activities is due to the pay down of mortgages, the repurchase of Depositary Receipts, and distributions to partners.

During 2023, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $9,289,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth, Hamilton Oaks, School Street, Redwood Hills, Westgate Apartments, and Hamilton Green, at a cost of

$1,982,000, $1,687,000, $701,000, $468,000, $431,000, and $421,000 respectively. The Partnership plans to invest approximately $22,284,000 in capital improvements in 2024. This amount includes approximately $10,067,000 toward the development of a 72 unit apartment complex at Mill Street Development.

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. It is anticipated that approximately $10,100,000 will be incurred in 2024 with the balance of $19,600,000 to be incurred in 2025. Project costs will initially be funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as required by MassHousing under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank for a $15,000,000 loan to be funded upon completion of the project, which is currently anticipated in the fourth quarter of 2025.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extended the line of credit until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.5% to 8.6%. Consequently, as of December 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit. until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit. See Note 19, Subsequent Events, for additional information.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2023, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2023, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $70,691,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2023, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2024	2025	2026	2027	2028	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,852,762	3,602,548	25,112,083	23,270,649	31,875,215	324,726,284	$411,439,541
Total Contractual Obligations	$2,852,762	$3,602,548	$25,112,083	$23,270,649	$31,875,215	$324,726,284	$411,439,541

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

As of December 31, 2023, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $577,822,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 as of December 31, 2023 ranging from SOFR plus 170 basis points to SOFR plus 310 basis points. Assuming interest rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2023 would be approximately $25,644,000. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-4 through F-X of this Form 10-K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2023.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

New Real, a Massachusetts corporation and our General Partner, was owned, as of December 31,2023, by the estate of Harold Brown and by Ronald Brown. The estate was closed on January 2, 2024, whereupon the capital stock of NewReal previously owned by the estate of Harold Brown were transferred to JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively, with each entity acquiring 37.5% of the voting control of NewReal at that time. Harold Brown and his brother Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. Hamilton is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown, respectively. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to Hamilton during 2023.

Because the General Partner has engaged Hamilton as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Jameson Brown, Martina Alibrandi, David Aloise, Andrew Bloch, Sally Michael, and David Reier. The directors of the General Partner hold office until their successors are duly elected and qualified.

Ronald Brown and Jameson Brown hold all of the executive officer positions of the General Partner.

The executive officers of the General Partner serve at the pleasure of the Board of Directors. On June 14, 2001, the Board of Directors created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of December 31, 2023, the Audit committee consisted of two members, Martina N. Alibrandi and David Aloise. The Board of Directors has determined that Ms. Alibrandi and Mr. Aloise are audit committee financial experts, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	88

Co-General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (1997-2004); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner’s Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (1996-2002); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown’s ownership interest in the Partnership, ownership interest in the Partnership’s General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Jameson Brown, Treasurer and Director (since 2019)	36

Chief Executive Officer and Chief Operating Officer, The Hamilton Company, Inc. Manager and developer of Residential and Commercial Real Estate (Since 2018); Vice President, Acquisitions and Property Management, The Hamilton Company, Inc. (2016-2018);Vice President, Acquisitions and Development, The Hamilton Company, Inc. (2014-2016);Trustee, The Hamilton Company Charitable Foundation ( since 2011); Chairman, The Hamilton Company Charitable Foundation (2011-2016). Mr. Brown is a graduate of Tulane University, earning a B.A. degree in Management. Based on Mr. Brown’s experience in the real estate industry, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

David Aloise, Director (since 2007)	69

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

Name and Position	Age	Other Position
Andrew Bloch, Director (since 2019)	61

Co-Chief Executive Officer and Chief Financial Officer, The Hamilton Company, Inc. Manager and developer of Residential and Commercial Real Estate (2018- 2022); Chief Financial Officer, The Hamilton Company, Inc. (1998-2022);Vice President, Hamilton Financial, The Hamilton Company, Inc. (1996-1997); Mr. Bloch is a graduate of Hobart College, earning a B.A. degree in Economics and a graduate of Bentley University, earning a M.B.A. degree. Based on Mr. Bloch’s experience in the real estate industry, the Board of Directors concluded that Mr. Bloch has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Martina Alibrandi Director (since 2022)	64

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

Sally Michael, Director (since 2019)	61

Director of the General Partner. Managing Partner of the Boston office of the law firm Saul Ewing LLP. A member of the Board of Trustees of the Boston Home. Is licensed to practice law in Massachusetts and Rhode Island. Ms. Michael is a graduate of Brandies University, earning a B.A. degree, and holds a J.D. degree from Suffolk University. Based on Ms. Michael’s experience providing legal representation to companies in the real estate industry, the Board of Directors concluded that Ms. Michael has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

David Reier, Director (since 2021)	70

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

CODE OF ETHICS

The Partnership, its General Partner and Hamilton, the Partnership’s management company, have adopted a Code of Business Conduct and Ethics, which constitutes a “Code of Ethics” as defined by the Securities and Exchange Commission and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the “NERA” section of Hamilton’s website at www.thehamiltoncompany.com. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments to and waivers from the Code of Business Conduct and Ethics in the same place on the aforementioned website.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of NewReal Inc., the General Partner, is currently comprised of David Aloise, and Martina Alibrandi, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter. In March 2022, the Audit Committee charter was amended to clarify that the Audit Committee may consist of two members if a two member committee is permitted under applicable securities laws and the listing standards of the exchange on which the Partnership’s securities are listed.  The listing rules of the NYSE MKT Exchange permit smaller reporting companies such as the Partnership to maintain an audit committee with two members.

The Partnership’s management, which consists of the General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2023 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that the Partnership maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2023 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Martina Alibrandi

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs Hamilton, a management company, to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2023. As more fully described below, the Partnership employs Hamilton, which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company, Inc. to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2023 was approximately $2,948,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In 2023, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,289,000 inclusive of construction supervision and architectural fees of approximately $606,000, repairs and maintenance service fees of approximately $261,000, legal fees of approximately $231,000, renting expenses of approximately $66,000 and $125,000 for accounting services. In addition, the Partnership paid $28,000 to Ronald Brown for construction supervision services.

Sally Michael is a Director of NewReal, Inc., and she is a partner of Saul Ewing Arnstein LLP. Saul Ewing LLP billed the Partnership for legal fees totaling $91,000, $84,000, and $168,000 for 2023, 2022, and 2021 respectively.

Additionally, the Hamilton Company received approximately $797,000 from the 40-50% owned Investment Properties of which approximately $699,000 was the management fee, approximately $9,000 was for construction supervision and architectural fees, approximately $57,000 was for maintenance services, approximately $31,000 for legal services and approximately $1,000 for renting expenses. The Advisory Committee held 4 meetings during 2023, and a total of $16,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2023 and a total of $80,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors was at any time in 2023 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 12, 2024, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 12, 2024, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,771,321 Depositary Receipts had been issued to approximately 2,300 holders. As of March 12, 2024, there were issued and outstanding 1,476 Class A Units (not including the Depositary Receipts) held by 116 registered unit holders, 22,290 Class B Units and 1,176 General Partnership Units held by the persons listed below. During 2023, zero (0) Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2023 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.04	% (1) (6)	16,734	(2)	75	% (2)
c/o New England Realty Associates		(5)		(5)
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3.30	% (4) (6)	5,578		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Martina Alibrandi	—		—		—		—		—		—
341 Beacon Street Unit 4A
Boston, MA 02116
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland,MA. 01778
Sally Michael		(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
David Reier		(1)		(1)	—		—			(3)	100	% (3)
7 Wheeler Road
Lexington,Ma. 02420
NewReal, Inc.	333		0.36%		—		—		1,174		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,298	(7)	32.42	% (7)	22,312	(8)	100	% (8)	1,174	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	5,087		5.44%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2023, 517,849 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown and Sally Michael are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,262 Class A Units. (Approximately 18.47% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since The Harold Brown 2013 Revocable Trust and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal, Inc. Sally Michael and David Reier were the trustees of the Harold Brown 2013 Revocable Trust as of December 31, 2023. The estate was settled on January 2, 2024, giving Jameson Brown and Harley Brown each ownership of 37.5% of NewReal.

(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.30% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by HJB 2009 Holdings, LLC. HJB 2009 Holdings LLC is owned 50% by JPB Real Estate LLC, an entity owned by Jameson Brown, and 50% owned Maisie Brown LLC, an entity owned by Harley Brown. Sally Michael is the Manager. Accordingly Jameson. Brown, Ms. Michael and Harley Brown may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 10.15% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.20% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) (5) above, plus NewReal, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

Jameson Brown and Sally Michael are the managers of HBC Holdings, LLC, which owns 17,262 Class A units of the Partnership, and 75% of the Class B Units of the Partnership;

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

Jameson Brown and Ronald Brown are Trustees of the Hamilton Company Charitable Foundation, which owns 2,073 Class A units of the Partnership.

David Aloise and Martina Alibrandi are determined to be independent under the rules of the NYSE Amex Exchange and the Securities and Exchange Commission. The board holds regularly scheduled meetings.

The Partnership’s written policy with respect to the review and approval of related party transactions is governed by the Partnership Agreement which assigns the Advisory Committee with the responsibility to approve or reject all proposed acquisitions and investments with or from the General Partner or an affiliate. Related parties are identified by the officers of Hamilton and material transactions are reported to and reviewed by the Audit Committee on a quarterly basis.

The Partnership invested approximately $34,885,000 in seven limited liability companies formed to acquire Investment Properties. The Partnership has a 40% - 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 47.6% and 59% and five current and former employees of Hamilton own between 0% and 2.4% in each of the Investment Properties. See Note 15 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2023 and has reported on the 2023 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees
Recurring annual audits and quarterly reviews	$316,000	$316,000
Subtotal	316,000	316,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	105,000	105,000
Subtotal	105,000	105,000
Total Fees	$421,000	$421,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2023 and 2022 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 566)

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Income for the Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021

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

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the Partnership) as of December 31, 2023, and 2022, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Impairment of Investment Properties

As described in Notes 1 and 2 to the consolidated financial statements, the Partnership recognized an other than temporary impairment related to one investment property under development. The Partnership reviews the carrying value of investment properties on an annual basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

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

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the consolidated financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Partnership’s annually analysis of net operating income, as well management review controls to identify potential events which could indicate impairment. We examined and evaluated (i) the Partnership’s net operating income trend analysis; (ii) the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) reasonableness of significant assumptions and methods used in developing the undiscounted cash flow estimates. When the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

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

Boston, MA

March 14, 2024

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Rental Properties	$269,804,946	$241,076,431
Cash and Cash Equivalents	18,230,463	49,560,723
Rents Receivable	953,761	655,814
Real Estate Tax Escrows	2,229,703	1,943,680
Investment in U.S. Treasury Bills	84,700,751	88,905,616
Prepaid Expenses and Other Assets	8,369,775	8,240,629
Investments in Unconsolidated Joint Ventures	1,441,291	1,437,387
Total Assets	$385,730,690	$391,820,280
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$408,660,292	$410,966,199
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	26,707,807	24,419,129
Accounts Payable and Accrued Expenses	5,720,088	7,271,729
Advance Rental Payments and Security Deposits	9,996,887	9,032,580
Total Liabilities	451,085,074	451,689,637
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 117,431 and 119,255 units outstanding in 2023 and 2022 respectively	(65,354,384)	(59,869,357)
Total Liabilities and Partners’ Capital	$385,730,690	$391,820,280

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$73,892,393	$67,560,662	$62,175,592
Laundry and sundry income	588,975	733,064	462,862
	74,481,368	68,293,726	62,638,454
Expenses
Administrative	2,900,432	2,731,284	2,476,593
Depreciation and amortization	16,773,045	16,373,429	16,671,076
Management fee	2,948,066	2,716,514	2,523,943
Operating	7,748,910	7,324,692	6,471,250
Renting	1,004,666	639,235	1,241,298
Repairs and maintenance	13,366,079	11,270,589	10,069,325
Taxes and insurance	9,954,214	9,149,837	8,942,469
Property impairment	971,109	—	—
	55,666,521	50,205,580	48,395,954
Income Before Other Income (Expense)	18,814,847	18,088,146	14,242,500
Other Income (Expense)
Interest income	4,486,603	1,055,338	87
Interest expense	(15,723,733)	(15,045,477)	(13,629,463)
Income (loss) from investments in unconsolidated joint ventures	876,233	499,783	(567,308)
Other (Loss)	—	(874,517)	(2,745,979)
	(10,360,897)	(14,364,873)	(16,942,663)
Net Income (Loss)	$8,453,950	$3,723,273	$(2,700,163)

Net Income (Loss) per Unit	$71.34	$30.99	$(22.19)
Weighted Average Number of Units Outstanding	118,500	120,160	121,696

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$8,453,950	$3,723,273	$(2,700,163)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(58,554)	294,931	—
Comprehensive income (loss)	$8,395,396	$4,018,204	$(2,700,163)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	—	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(3,738,512)	(887,897)	(46,731)	—	(4,673,140)
Stock Buyback	—	—	—	—	240	(240)	(360,266)	(85,492)	(4,500)	—	(450,258)
Net (Loss)	—	—	—	—	—	—	(2,160,131)	(513,031)	(27,002)	—	(2,700,164)
Balance December 31 , 2021	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,356)	$(9,338,738)	$(491,513)	—	$(49,292,608)
Distribution to Partners	—	—	—	—	—	—	(7,414,385)	(1,760,916)	(92,680)	—	(9,267,981)
Stock Buyback	—	—	—	—	2,261	(2,261)	(4,262,338)	(1,011,403)	(53,232)	—	(5,326,973)
Net Income	—	—	—	—	—	—	2,978,619	707,421	37,233	—	3,723,274
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	294,931	294,931
Balance December 31, 2022	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,460)	$(11,403,636)	$(600,192)	$294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(7,963,910)	(1,891,429)	(99,549)	—	(9,954,888)
Stock Buyback	—	—	—	—	1,824	(1,824)	(3,141,917)	(744,437)	(39,181)	—	(3,925,535)
Net Income	—	—	—	—	—	—	6,763,160	1,606,251	84,540	—	8,453,950
Net unrealized loss on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(58,554)	$(58,554)
Balance December 31, 2023	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	$(12,433,251)	$(654,383)	236,377	$(65,354,384)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$8,453,950	$3,723,273	$(2,700,163)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,773,045	16,373,429	16,671,076
Amortization of deferred finance costs	379,784	451,937	312,335
(Income) Loss from investments in joint ventures	(876,233)	(499,783)	567,308
Allowance for doubtful accounts	—	—	831,576
Interest Accrued on Treasury Bills	(571,122)	(573,483)	—
Impairment	971,109	—	—
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	139,000	125,000	55,250
(Increase) Decrease in rents receivable	(297,947)	279,489	(354,806)
(Decrease) Increase in accounts payable and accrued expense	(1,551,636)	2,946,849	436,641
(Increase) Decrease in real estate tax escrow	(286,023)	(1,081,983)	(326,756)
Decrease (Increase) in prepaid expenses and other assets	83,670	(868,084)	(612,666)
Increase in advance rental payments and security deposits	964,307	663,083	903,363
Total Adjustments	15,727,954	17,816,454	18,483,321
Net cash provided by operating activities	24,181,904	21,539,727	15,783,158
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	3,602,000	1,240,000	1,066,109
(Investment) in unconsolidated joint ventures	—	—	(81,109)
Investment in U.S. Treasury Bills	(176,450,397)	(177,852,043)	—
Proceeds from U.S. TreasuryBills	181,226,384	89,519,910	—
Improvement of rental properties	(9,288,744)	(5,981,125)	(3,317,446)
Purchase of rental property	(38,032,293)	—	—
Net cash (used in) investing activities	(38,943,050)	(93,073,258)	(2,332,446)
Cash Flows from Financing Activities
Payment of financing costs	(3,000)	—	(179,245)
Proceeds of mortgage notes payable	—	41,889,433	88,582,856
Proceeds (payments) of line of credit net	—	—	(17,000,000)
Principal payments of mortgage notes payable	(2,685,691)	(2,283,733)	(2,294,389)
Stock buyback	(3,925,535)	(5,326,973)	(450,258)
Distributions to partners	(9,954,888)	(9,267,981)	(4,673,140)
Net cash (used in) provided by financing activities	(16,569,114)	25,010,746	63,985,824
Net (Decrease) Increase in Cash and Cash Equivalents	(31,330,260)	(46,522,785)	77,436,536
Cash and Cash Equivalents, at beginning of period	49,560,723	96,083,508	18,646,972
Cash and Cash Equivalents, at end of period	$18,230,463	$49,560,723	$96,083,508

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 31 properties which include 22 residential buildings and properties; 5 mixed use residential, retail and office properties; 4 commercial properties, and individual units at one condominium complex. These properties total 2,943 apartment units, 19 condominium units and approximately 130,000 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $380,000, $452,000 and $312,000 for the years ended December 31, 2023, 2022 and 2021 respectively.

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

DECEMBER 31, 2023

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $59,000 in 2023,and comprehensive income of approximately $295,000 in 2022, but had no comprehensive income or loss for 2021.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2023, 2022, or 2021. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2023, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 4.07%. At December 31, 2023 and 2022, respectively approximately $18,711,000 and $49,641,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $359,309, $239,250 and $331,176 in 2023, 2022 and 2021, respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2023, 2022 and 2021 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2023, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2023, the Partnership and Subsidiary Partnerships owned two commercial shopping center in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2023 with a total of 688 units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Rental properties consist of the following:

	December 31, 2023	December 31, 2022	Useful Life
Land, improvements and parking lots	$99,162,143	$87,405,897	15	-	40	years
Buildings and improvements	277,986,334	256,035,191	15	-	40	years
Kitchen cabinets	16,137,828	14,347,212	5	-	10	years
Carpets	13,127,838	12,047,573	5	-	10	years
Air conditioning	500,000	501,697	5	-	10	years
Laundry equipment	568,716	553,140	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	21,348,556	18,716,758	5	-	30	years
Motor vehicles	232,954	171,519			5	years
Fences	91,620	46,872	5	-	15	years
Furniture and fixtures	8,365,039	7,902,182	5	-	7	years
Total fixed assets	440,496,897	400,703,910
Less: Accumulated depreciation	(170,691,951)	(159,627,479)
	$269,804,946	$241,076,431

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$34,092,579	$2,112,000	$8,593,109	$10,184,183	$2,268,528	$18,777,292	$21,045,820	$15,996,297	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$542,225	$684,000	$3,658,225	$4,342,225	$2,951,648	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$11,214,000	$177,610	$1,478,359	$1,641,894	$177,610	$3,120,253	$3,297,863	$2,490,061	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$5,440,000	$342,000	$1,367,669	$1,051,069	$342,000	$2,418,738	$2,760,738	$2,104,872	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$32,325,000	$1,410,000	$5,664,816	$6,629,860	$1,410,000	$12,294,676	$13,704,676	$8,163,969	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$8,190,000	$91,400	$740,360	$1,578,382	$91,400	$2,318,742	$2,410,142	$1,650,112	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$3,766,660	$1,341,737	$8,457,497	$144,819	$1,341,737	$8,602,316	$9,944,053	$4,361,558	Jun. 2011	(3)
Hamilton Cypress LLC Commercial 1031 Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$38,233	$2,362,596	$4,652,218	$7,014,814	$1,990,947	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$32,190,519	$16,054,336	$44,794,438	$(8,068,975)	$16,054,336	$36,725,463	$52,779,799	$16,828,423	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$19,437,587	$6,815,522	$27,262,087	$(2,215,754)	6,815,522	$25,046,333	$31,861,855	6,292,999	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$884,042	$2,652,127	$134,615	$884,042	$2,786,742	$3,670,784	$1,132,827	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$26,666,000	$2,175,000	$12,325,000	$6,595,768	$2,175,000	$18,920,768	$21,095,768	$13,931,561	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$3,960,000	$156,000	$634,085	$423,539	$156,000	$1,057,624	$1,213,624	$860,541	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton,Massachusetts	$—	$385,000	$1,540,000	$2,057,202	$385,000	$3,597,202	$3,982,202	$2,897,449	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	$9,798,478	$43,568,912	$2,981,885	9,798,478	$46,550,797	$56,349,275	11,673,659	Dec. 2019	(3)
Mill Street Development,Woburn, Massachusetts	$—	$1,375,000	$1,125,000	$(599,087)	1,375,000	$525,913	$1,900,913	—	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$10,322,000	$1,512,000	$5,701,480	$1,595,198	$1,512,000	$7,296,678	$8,808,678	$5,390,982	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$12,683,000	$936,000	$3,762,013	$2,379,219	$936,000	$6,141,232	$7,077,232	$5,653,863	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$9,608,000	$46,181	$878,323	$1,289,156	$46,181	$2,167,479	$2,213,660	$1,548,529	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$17,105,000	$1,200,000	$4,810,604	$5,821,846	$1,200,000	$10,632,450	$11,832,450	$8,159,479	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$6,247,153	$24,954,777	$(74,870)	$6,247,153	$24,879,907	$31,127,060	$8,148,830	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$9,543,000	$72,525	$587,777	$1,693,812	$72,525	$2,281,589	$2,354,114	$1,195,277	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$151,971	$23,346	$342,778	$366,124	$299,913	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$26,993,000	$4,686,728	$18,746,911	$457,122	$4,686,728	$19,204,033	$23,890,761	$13,393,356	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$5,954,546	$3,280,000	$4,920,000	$490,262	$3,280,000	$5,410,262	$8,690,262	$4,101,814	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$19,266,000	$1,335,000	$7,565,501	$3,250,982	$1,335,000	$10,816,483	$12,151,483	$8,461,934	Dec. 1999	(3)
Westgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$4,494,000	$44,965	$4,478,687	$322,345	$44,965	$4,801,032	$4,845,997	$3,402,530	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$38,475,000	$461,300	$2,424,636	$6,702,223	$461,300	$9,126,859	$9,588,159	$6,280,115	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$21,788,650	$9,114,334	$35,874,994	$(1,161,715)	$9,114,334	$34,713,279	$43,827,613	$10,321,309	July 2017	(3)
653 Worcester Rd Commercial Framingham, Massachusetts	$—	3,415,051	4,496,849	1,187,232	3,415,051	5,684,081	9,099,132	429,322	Jan.2023	(3)
Shawmut Place LLC, Residential Apartments Boston, Massachusetts	$—	7,297,401	12,249,725	7,702,495	7,297,401	19,952,220	27,249,621	577,775	July.2023	(3)
	$411,439,541	$85,836,705	$299,576,528	$54,927,136	$85,993,233	$354,503,664	$440,496,897	$170,691,951
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.
(3)	In 2023, rental properties were depreciated over the following estimated useful lives.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2023	2022	2021
Rental Properties
Balance, Beginning	$400,703,910	$400,588,242	$398,629,793
Additions:
Buildings, improvements and other assets	45,499,213	5,981,125	3,317,445
	446,203,123	406,569,367	401,947,238
Deduct:
Write-offs of retired or disposed assets	4,580,382	5,865,457	1,358,996
Impairments	1,125,844	—	—
Balance, Ending	$440,496,897	$400,703,910	$400,588,242
Accumulated Depreciation
Balance, Beginning	$159,627,479	$149,233,040	$134,019,906
Add:
Depreciation for the year	15,799,589	16,259,896	16,572,131
	175,427,068	165,492,936	150,592,037
Deduct
Accumulated depreciation of retired or disposed assets	4,580,382	5,865,457	1,358,997
Impairments	154,735	—	—
Balance, Ending	$170,691,951	$159,627,479	$149,233,040

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

DECEMBER 31, 2023

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

The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 for in- place leases, and approximately $378,000 to the value of tenant relationships. These amounts are being amortized over 12 and 156 months respectively.

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In order to initiate construction, the Partnership expects to demolish the current building structures and start construction in 2024. No tenants are now occupying the property and with the resulting loss of future cash, Management has recorded an impairment charge of approximately $971,000, the net book value of the building for the Mill Street Development property. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,948,000, $2,717,000 and $2,524,000 in 2023, 2022 and 2021, respectively.

The Partnership Agreement permits the General Partner or the Hamilton Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2023, 2022 and 2021, approximately $1,289,000, $747,000 and $1,086,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2023 expenses referred to above, approximately $261,000 consisted of repairs and maintenance, $356,000 of administrative expense and approximately $66,000 for renting expenses. Approximately $606,000 of expenses for construction, architectural

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

services and supervision of capital projects were capitalized in rental properties. Additionally in 2023, the Hamilton Company received approximately $797,000 from the Investment Properties of which approximately $699,000 was the management fee, approximately $9,000 was for construction, architectural services and supervision of capital projects, approximately $57,000 was for maintenance services, approximately $31,000 was for administrative services, and approximately $1,000 for renting expenses The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Hamilton Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $4,180,000, $3,875,000 and $3,640,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The Hamilton Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2023, 2022, and 2021, the Partnership recognized approximately $64,000, $85,000 and $45,000 respectively for the employer’s match contribution to the plan. See Note 16.

Bookkeeping and accounting functions are provided by the Hamilton Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2023, 2022 and 2021 the Hamilton Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2023, are various related entities of the Brown family, and five current and previous employees of the Hamilton Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2023, and a total of $16,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2023 and a total of $80,000 was paid for attendance and participation in such meetings.

Sally Michael is a Director of NewReal,Inc., and she is a partner at Saul Ewing LLP. Saul Ewing billed the Partnership for legal fees totaling $91,000, $84,000,and $168,000 for 2023, 2022, and 2021, respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,601,000 and $3,406,000 of security deposits are included in prepaid expenses and other assets at December 31, 2023 and 2022, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2023 and 2022, respectively, is approximately $1,784,000 and $1,979,000, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $1,549,000 net of accumulated amortization of approximately $872,000 at December 31, 2023.

Financing fees in association with the refinancing and the line of credit of approximately $52,000 and $109,000 are net of accumulated amortization of approximately $130,000, and $70,000 at December 31, 2023 and 2022 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2023 and 2022, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2023, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2023, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.78% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,779,000 and $3,159,000 are net of accumulated amortization of approximately $1,353,000 and $973,000 at December 31, 2023 and 2022, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2023 are as follows:

2024—current maturities	$2,853,000
2025	3,602,000
2026	25,112,000
2027	23,271,000
2028	31,875,000
Thereafter	324,726,000
411,439,000
Less: unamortized deferred financing costs	2,779,000
$408,660,000

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

DECEMBER 31, 2023

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covered the current period and phased out on December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 9.5% to 8.6%. Consequently, as of December 31, 2023, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a Lender for a replacement line of credit. See Note 19, SUBSEQUENT EVENTS, for additional information.

The interest rate for the new term was LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit was approximately $179,000. On December 3, 2021, the Partnership paid off the outstanding balance of $17,000,000 on the Line of Credit.

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

.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2023 and 2022 respectively, amounts received for prepaid rents of approximately $3,078,000 and $2,618,000 are included in cash and cash equivalents, and security deposits of approximately $3,601,000 and $3,406,000 are included in prepaid expenses and other assets and are restricted cash.

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

DECEMBER 31, 2023

Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2024. In addition to the quarterly distribution, there will be a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024.

In 2023 the Partnership paid a total distribution of an aggregate $84.00 per Unit ($2.80 per Receipt) for a total payment of $9,954,888. In 2022 the Partnership paid a total distribution of an aggregate $76.80 per Unit ($2.56 per Receipt) for a total payment of $9,267,981.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2023	2022
Net Income per Depositary Receipt	$2.38	$1.03
Distributions per Depositary Receipt	$2.80	$2.56

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2023 are as follows:

Class A	50,235
Class B	11,931
General Partnership	628
62,794

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

From August 20, 2007 through December 31, 2023, the Partnership has repurchased 1,532,234 Depositary Receipts at an average price of $31.72 per receipt (or $951.52 per underlying Class A Unit), 4,394 Class B Units and 231 General Partnership Units, both at an average price of $ 1,259.00 per Unit, totaling approximately $54,421,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2023, the Partnership purchased a total of 43,774 Depositary Receipts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

The average price was $71.71 per receipt or $2,151.25 per unit. The cost including commission was $3,141,917. The Partnership was required to repurchase 346.54 Class B Units and 18.24 General Partnership units at a cost of $744,437 and $39,181 respectively.

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

NOTE 10. RENTAL INCOME

During the year ended December 31, 2023, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2023 as follows:

Commercial
Property Leases
2024	$3,099,064
2025	2,798,161
2026	2,551,671
2027	2,230,705
2028	2,014,354
Thereafter	10,105,126
$22,799,081

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $683,000, $541,000 and $563,000 for the years ended December 31, 2023, 2022 and 2021 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, MA. respectively, are approximately 22% of the total commercial rental income.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2024	$416,581	29,166	29	12%
2025	253,320	7,455	7	7%
2026	361,731	14,221	8	10%
2027	309,189	8,884	5	9%
2028	251,316	6,929	2	7%
2029	433,890	15,138	3	12%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—
Thereafter	1,428,261	46,987	4	40%
Totals	$3,564,888	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,195,000 and $1,007,000 at December 31, 2023 and 2022. Included in rents receivable at December 31, 2023 is approximately $417,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2023, 2022 and 2021, cash paid for interest was approximately $15,356,000, $14,425,000 and $13,298,000 respectively. Cash paid for state income taxes was approximately $66,000, $65,000 and $117,000 during the years ended December 31, 2023, 2022 and 2021 respectively. In 2022, 5 properties were involved in a non-cash financing activity of approximately $43,000,000 In 2021, 11 properties were involved in a non-cash financing activity of approximately $65,000,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2023 and 2022, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2023 and December 31, 2022 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Partnership considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts.

The Partnership has investments in Treasury Bills some of which mature over a period greater than 90 days and are

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

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

At December 31, 2023 and 2022, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2023 and 2022, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2023 and 2022, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, treasury bills, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our cash equivalents, Treasury bills, and debt.

	Dec 31, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	18,230,463	18,230,463	49,560,723	49,560,723
Treasury bills	84,700,751	84,799,638	88,905,616	88,908,540
Total Assets	102,931,214	103,030,101	138,466,339	138,469,263

Liabilities
Mortgage payable *
- Partnership properties	408,660,292	359,092,343	410,966,199	355,629,060
- Investment properties	165,969,481	156,280,958	166,090,968	153,710,522
Total Liabilities	574,629,773	515,373,301	577,057,167	509,339,582

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2023 and 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

since December 31, 2023 and current estimates of fair value may differ significantly from the amounts presented herein.

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

As of December 31, 2023, the Partnership had one interest rate swap outstanding with a notional amount of approximately $236,000 designated as cash flow hedges of interest rate risk. As of December 31, 2023, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022.

	Fair Value
Asset Derivatives designated	December 31,	December 31,
as hedging instruments	2023	2022	Balance sheet location
Interest rate swaps	$236,377	$294,931	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2023 and 2022

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on	Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2023	2022	2021	Income	2023	2022	2021	Derivative	2023	2022	2021

Interest rate swaps	$(58,554)	$294,931	$—	Interest expense	$—	$—	$—	Interest and other investment income (loss)	$(15,723,733)	$(15,045,477)	$(13,629,463)

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $9,989,000 was approximately $1,535,000 more than statement

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

income for the year ended December 31, 2023. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2023 is approximately $8,000,000 less than the statement basis. The primary reasons for the difference in tax basis are accelerated depreciation, bonus depreciation and other timing differences. The Partnership’s Federal tax basis in its joint venture investments is approximately $6,000,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2023	2022	2021

	(in thousands)
Financial statement (“book”) net income (loss)	$8,454	$3,723	$(2,700)
Book/Tax differences from depreciation	(2,300)	4,160	5,673
Book/Tax differences from Investment Properties	351	1,258	(87)
Increase in prepaid rent and allowances	732	554	(46)
Other items	2,752	1,273	1,216
Taxable income	$9,989	$10,968	$4,056

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2023, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2020 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

NOTE 15. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in seven limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are the Brown Family related entities and five current and former employees of the Hamilton Company. The Brown Family related entities ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership began to sell off the individual units. All residential units have been sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2023, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2023, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton On Main Apartments, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it is working diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower is approximately $107,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2023, the balance of this mortgage before unamortized deferred financing costs is approximately $8,483,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Summary financial information as of December 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,403,706	$2,583,190	$4,481,606	$75,027	$4,190,275	$12,493,492	$73,179,575	$102,406,871
Cash & Cash Equivalents	1,141,751	108,348	155,557	16,339	148,334	1,204,116	1,904,290	4,678,735
Rent Receivable	208,968	78,753	117	4,120	2,957	22,319	115,904	433,138
Real Estate Tax Escrow	75,475	—	29,290	—	34,998	136,711	—	276,474
Prepaid Expenses & Other Assets	320,627	44,182	73,604	505	50,327	227,421	2,494,734	3,211,400
Total Assets	$7,150,527	$2,814,473	$4,740,174	$95,991	$4,426,891	$14,084,059	$77,694,503	$111,006,618
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,975,869	$—	$8,452,812	$—	$5,936,919	$16,889,299	$124,714,582	$165,969,481
Accounts Payable & Accrued Expense	141,743	3,000	64,335	3,486	50,990	352,780	742,749	1,359,083
Advance Rental Pmts & Security Deposits	337,593	20,660	304,499	735	173,222	500,103	3,033,534	4,370,346
Total Liabilities	10,455,205	23,660	8,821,646	4,221	6,161,131	17,742,182	128,490,865	171,698,910
Partners’ Capital	(3,304,678)	2,790,813	(4,081,472)	91,770	(1,734,240)	(3,658,123)	(50,796,362)	(60,692,292)
Total Liabilities and Capital	$7,150,527	$2,814,473	$4,740,174	$95,991	$4,426,891	$14,084,059	$77,694,503	$111,006,618
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,395,406	$—	$45,885	$—	$—	$—	1,441,291
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,652,340)	$—	$(2,040,737)	$—	$(867,121)	$(1,829,063)	$(20,318,546)	(26,707,807)
Total Investment in Unconsolidated Joint Ventures (Net)								$(25,266,517)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2024	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Summary financial information for the year ended December 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,831,196	$241,884	$1,709,429	$98,734	$1,334,398	$3,879,734	$16,461,345	$25,556,720
Laundry and Sundry Income	3,691	—	115	—	(148)	23,163	137,498	164,319
	1,834,887	241,884	1,709,544	98,734	1,334,250	3,902,897	16,598,843	25,721,039
Expenses
Administrative	20,455	3,020	30,349	3,300	20,021	92,589	262,394	432,128
Depreciation and Amortization	470,253	11,709	346,856	3,264	339,605	1,065,353	3,685,524	5,922,564
Management Fees	72,806	10,489	67,116	4,011	53,347	152,943	338,355	699,067
Operating	284,173	—	89,139	807	105,254	455,086	1,279,434	2,213,893
Renting	61,559	—	52,686	13	5,801	54,856	107,250	282,165
Repairs and Maintenance	178,816	—	150,845	—	94,262	625,687	1,902,110	2,951,720
Taxes and Insurance	281,346	61,557	193,215	17,165	147,197	527,665	2,630,668	3,858,813
	1,369,408	86,775	930,206	28,560	765,487	2,974,179	10,205,735	16,360,350
Income Before Other Income	465,479	155,109	779,338	70,174	568,763	928,718	6,393,108	9,360,689
Other Income (Loss)
Interest Expense	(752,933)	—	(344,847)	—	(237,749)	(788,376)	(5,026,076)	(7,149,981)
Other(Expense)	—	—	—	—	—	(213,240)	—	(213,240)
Interest income	6,830	375	1,593	161	2,592	7,376	11,861	30,788
	(746,103)	375	(343,254)	161	(235,157)	(994,240)	(5,014,215)	(7,332,433)
Net (Loss) Income	$(280,624)	$155,484	$436,084	$70,335	$333,606	$(65,522)	$1,378,893	$2,028,256
Net (Loss) Income —NERA 50%	$(140,312)	$77,741	$218,041	$35,167	$166,802	$(32,762)		324,677
Net Income —NERA 40%							$551,556	551,556
								$876,233

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Future annual mortgage maturities at December 31, 2023 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2024	$—	$239,883	$—	$16,900,000	$—	$17,139,883
12/31/2025	10,000,000	249,333	—	—	—	10,249,333
12/31/2026	—	259,155	—	—	—	259,155
12/31/2027	—	269,365	—	—	—	269,365
12/31/2028	—	7,465,039	—	—	125,000,000	132,465,039
Thereafter	—	—	6,000,000	—	—	6,000,000
	10,000,000	8,482,775	6,000,000	16,900,000	125,000,000	166,382,775
Less: unamortized deferred financing costs	(24,131)	(29,963)	(63,081)	(10,701)	(285,418)	(413,294)
	$9,975,869	$8,452,812	$5,936,919	$16,889,299	$124,714,582	$165,969,481

At December 31, 2023 the weighted average interest rate on the above mortgages was 4.23%. The effective rate was 4.29% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Summary financial information as of December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,829,640	$2,585,680	$4,810,934	$78,291	$4,467,772	$13,456,133	$75,907,107	$107,135,557
Cash & Cash Equivalents	985,849	110,907	358,016	29,065	328,742	1,377,250	3,866,113	7,055,942
Rent Receivable	202,221	78,436	—	4,915	2,600	9,565	106,165	403,902
Real Estate Tax Escrow	74,423	—	27,771	—	34,842	130,911	—	267,947
Prepaid Expenses & Other Assets	321,912	53,316	111,018	493	26,238	186,990	2,288,330	2,988,297
Total Assets	$7,414,045	$2,828,339	$5,307,739	$112,764	$4,860,194	$15,160,849	$82,167,715	$117,851,645
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,962,080	$—	$8,676,945	$—	$5,928,736	$16,873,248	$124,649,959	$166,090,968
Accounts Payable & Accrued Expense	165,576	43,000	84,025	23,329	162,623	556,239	2,012,851	3,047,643
Advance Rental Pmts& Security Deposits	310,443	—	269,326	—	171,680	463,963	2,950,161	4,165,573
Total Liabilities	10,438,099	43,000	9,030,296	23,329	6,263,039	17,893,450	129,612,971	173,304,184
Partners’ Capital	(3,024,054)	2,785,339	(3,722,557)	89,435	(1,402,845)	(2,732,601)	(47,445,256)	(55,452,539)
Total Liabilities and Capital	$7,414,045	$2,828,339	$5,307,739	$112,764	4,860,194	$15,160,849	$82,167,715	$117,851,645
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,392,669	$—	$44,718	$	$	$	$1,437,387
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,512,027)	$—	$(1,861,278)	$—	$(701,422)	$(1,366,300)	$(18,978,102)	(24,419,129)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,981,742)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2023	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Summary financial information for the year ended December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,640,480	$296,313	$1,516,329	$102,802	$1,212,854	$3,644,802	$15,136,724	$23,550,304
Laundry and Sundry Income	17,652	—	245	—		77,589	135,607	231,093
	1,658,132	296,313	1,516,574	102,802	1,212,854	3,722,391	15,272,331	23,781,397
Expenses
Administrative	19,543	6,548	33,656	2,793	14,579	68,948	218,772	364,839
Depreciation and Amortization	478,538	11,709	346,793	3,264	338,919	1,081,096	3,768,367	6,028,686
Management Fees	75,216	11,468	59,715	4,160	48,548	146,115	316,813	662,035
Operating	229,528	—	76,108	1,344	129,232	400,489	1,167,733	2,004,434
Renting	25,926	—	32,332	—	9,873	51,327	91,041	210,499
Repairs and Maintenance	185,275	3,180	184,057	—	106,689	626,909	1,694,941	2,801,051
Taxes and Insurance	266,024	63,139	182,098	18,513	153,117	513,699	2,503,801	3,700,391
	1,280,050	96,044	914,759	30,074	800,957	2,888,583	9,761,468	15,771,935
Income Before Other Income	378,082	200,269	601,815	72,728	411,897	833,808	5,510,863	8,009,462
Other Income (Loss)
Interest Expense	(412,329)	—	(351,175)	—	(237,851)	(759,704)	(5,081,626)	(6,842,685)
Other Expenses		—	—	—	—	(81,360)		(81,360)
	(412,329)	—	(351,175)	—	(237,851)	(841,064)	(5,081,626)	(6,924,045)
Net Income (Loss)	$(34,247)	$200,269	$250,640	$72,729	$174,046	$(7,256)	$429,237	$1,085,417
Net Income (Loss)—NERA 50%	$(17,124)	$100,134	$125,319	$36,365	$87,023	$(3,629)		328,088
Net Income —NERA 40%							$171,695	171,695
								$499,783

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

Summary financial information for the year ended December 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,263,331	$2,588,169	$5,062,602	$81,555	$4,697,616	$14,334,539	$78,755,698	$111,783,510
Cash & Cash Equivalents	333,699	98,674	155,627	11,845	156,058	565,171	2,070,558	3,391,632
Rent Receivable	232,521	68,828	9,905	6,111	6,999	37,750	175,213	537,327
Real Estate Tax Escrow	76,651	—	29,999	—	36,451	109,588	—	252,689
Prepaid Expenses & Other Assets	301,043	62,399	117,197	446	24,009	181,941	2,102,717	2,789,752
Total Assets	$7,207,245	$2,818,070	$5,375,330	$99,957	$4,921,133	$15,228,989	$83,104,186	$118,754,910
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,948,291	$—	$8,892,331	$—	$5,920,552	$16,857,197	$124,585,336	$166,203,707
Accounts Payable & Accrued Expense	68,265	3,000	52,392	3,251	48,145	188,012	670,624	1,033,689
Advance Rental Pmts& Security Deposits	180,497	—	228,803	—	159,324	434,126	2,522,719	3,525,469
Total Liabilities	10,197,053	3,000	9,173,526	3,251	6,128,021	17,479,335	127,778,679	170,762,865
Partners’ Capital	(2,989,808)	2,815,070	(3,798,196)	96,706	(1,206,888)	(2,250,346)	(44,674,493)	(52,007,955)
Total Liabilities and Capital	$7,207,245	$2,818,070	$5,375,330	$99,957	$4,921,133	$15,228,989	$83,104,186	$118,754,910
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,407,535	$—	$48,353	$	$	$	1,455,888
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,494,905)	$—	$(1,899,098)	$—	$(603,445)	$(1,125,174)	$(17,869,797)	(22,992,420)
								$(21,536,532)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—
Units sold through February 1, 2022	—	—	—	—	—	—	—	—
Unsold units	—	—	—	175	—	—	—	—
	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2023

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
								$(567,308)

NOTE 16. EMPLOYEE BENEFIT 401(k) PLANS

Effective January 1, 2019, employees of the Partnership, who meet certain minimum age and service requirements, are eligible to participate in the Hamilton Company’s 401(k) Plan (the “401(k) Plan”).  Eligible employees may elect to defer up to 90 percent of their eligible compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.

The amounts contributed by employees are immediately vested and non-forfeitable. Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2023, 2022 and 2021 was approximately $64,000, $85,000 and $45,000 respectively.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance requires incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Partnership is currently evaluating the impact of adopting ASU 2023-07 will have on the Partnership's consolidated financial statements.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Total
Revenue	$17,691,686	$18,101,036	$18,961,642	$19,727,004	$74,481,368
Expenses	13,240,321	13,362,686	14,062,381	15,001,133	55,666,521
Income Before Other Income	4,451,365	4,738,350	4,899,261	4,725,871	18,814,847
Other Expenses	(2,696,990)	(2,513,746)	(2,724,035)	(2,426,126)	(10,360,897)
Net Income	$1,754,375	$2,224,604	$2,175,226	$2,299,745	$8,453,950
Net Income Per Unit	$14.72	$18.73	$18.38	$19.51	$71.34
Net Income Per Depositary Receipt	$0.49	$0.62	$0.61	$0.65	$2.38

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	Total
Revenue	$16,580,409	$16,931,928	$17,078,383	$17,703,006	$68,293,726
Expenses	12,803,459	12,321,006	12,517,586	12,563,529	50,205,580
Income Before Other Income	3,776,950	4,610,922	4,560,797	5,139,477	18,088,146
Other Expenses	(3,434,532)	(4,367,937)	(3,565,573)	(2,996,831)	(14,364,873)
Net Income	$342,418	$242,985	$995,224	$2,142,646	$3,723,273
Net Income Per Unit	$2.82	$2.02	$8.32	$17.83	$30.99
Net Income Per Depositary Receipt	$0.09	$0.07	$0.28	$0.59	$1.03

NOTE 19—SUBSEQUENT EVENTS

From January 1, 2024 through March 14, 2024, the Partnership has purchased 2,753 Depository Receipts.

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there will be a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024.

The Partnership is currently in negotiations with a lender or a replacement line of credit.

NOTE 20—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2023:
Deducted from asset accounts:
Allowance for doubtful accounts	1,007,025	1,462,371		1,274,685	1,194,711
Year Ended December 31, 2022:
Deducted from asset accounts:
Allowance for doubtful accounts	831,576	845,551		670,102	1,007,025
Year Ended December 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	1,453,695	436,222		1,058,341	831,576
(a)	Uncollectible accounts written off

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(d) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934) (4)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC. (20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC (14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender (15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee (16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013 (17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014 (19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016, in the principal amount of $20,071,000 made by Captain Parker (22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and KeyBank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(10.22)	Offer to Purchase Agreement dated June 19, 2017 by and between New England Realty Associates Limited Partnership as buyer and M.J. Realty Trust II, as seller. (26)
(10.23)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II. (27)
(10.24)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.(28)

(10.25)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.(29)
(10.26)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (30)
(10.27)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(31)
(10.28)	Guaranty Agreement dated as of May 31, 2018 made by New England Realty Associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (32)
(10.29)	Purchase and Sale agreement dated September 27, 2019, between Country Club Garden Apartments and The Hamilton Company, or its Nominee. (33)
(10.30)	Loan Agreement dated December 20, 2019, by and between Mill Street Gardens, LLC, and Insurance Strategy Funding Corp. LLC. (34).
(10.31)	Promissory Note dated December 20, 2019, in the principal amount of $35,000,000, payable to Insurance Strategy Funding Corp. LLC. by Mill Street Gardens, LLC (35)
(10.32)	Guaranty dated December 20, 2019, made by New England Realty Associates Limited Partnership as a Guarantor (36)
(10.33)	Mortgage Deed, Assignment of Rents and Security Agreement dated December 20, 2019 between Mill Street Gardens, LLC and Insurance Strategy Funding Corp. LLC. (37)
(10.34)	Master Credit Facility Agreement dated as of November 30, 2021 by and between KeyBank National Association as the Lender and New England Realty Associates Limited Partnership as the Borrower. (38)
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

(97)	New England Realty Associates Limited Partnership Clawback Policy
(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Exhibit 4(d) to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.

(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(33)	Incorporated herein by reference to Exhibit 10.29 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(34)	Incorporated herein by reference to Exhibit 10.30 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(35)	Incorporated herein by reference to Exhibit 10.31 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(36)	Incorporated herein by reference to Exhibit 10.32 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(37)	Incorporated herein by reference to Exhibit 10.33 to the Partnership’s Form 10-K as filed with the Securities and

Exchange Commission on March 12, 2020
(38)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021
(39)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021.
(40)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2022.
(41)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(42)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(43)	Incorporated herein by reference to Exhibit 10.2.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(44)	Incorporated herein by reference to Exhibit 10.2.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 14, 2024
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 14, 2024
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ David Aloise	Director of the General Partner	March 14, 2024
David Aloise

/s/ Martina Alibrandi	Director of the General Partner	March 14, 2024
Martina Alibrandi

/s/ Andrew Bloch	Director of the General Partner	March 14, 2024
Andrew Bloch

/s/ Sally Michael	Director of the General Partner	March 14, 2024
Sally Michael

/s/ David Reier	Director of the General Partner	March 14, 2024
David Reier