Form 10-Q
period 2024-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2024-05-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 93,791 of the registrant’s Class A units (2,813,732 Depositary Receipts) of limited partnership issued and outstanding and 22,275 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS
Rental Properties	$270,256,700	$269,804,946
Cash and Cash Equivalents	28,801,744	18,230,463
Rents Receivable	865,990	953,761
Real Estate Tax Escrows	2,332,010	2,229,703
Investment in U.S. Treasury bills	69,444,998	84,700,751
Prepaid Expenses and Other Assets	8,073,622	8,369,775
Investments in Unconsolidated Joint Ventures	1,416,930	1,441,291
Total Assets	$381,191,994	$385,730,690
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$408,060,293	$408,660,292
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	26,819,651	26,707,807
Accounts Payable and Accrued Expenses	5,416,975	5,720,088
Advance Rental Payments and Security Deposits	9,936,175	9,996,887
Total Liabilities	450,233,094	451,085,074
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 117,312 and 117,431 units outstanding in 2024 and 2023 respectively	(69,041,100)	(65,354,384)
	$381,191,994	$385,730,690

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$19,710,432	$17,568,727
Laundry and sundry income	182,967	122,959
	19,893,399	17,691,686
Expenses
Administrative	762,019	737,101
Depreciation and amortization	4,227,582	3,846,260
Management fee	788,607	697,764
Operating	2,645,493	2,533,796
Renting	387,599	191,585
Repairs and maintenance	2,847,957	2,763,136
Taxes and insurance	2,482,368	2,470,679
	14,141,625	13,240,321
Income Before Other Income (Expense)	5,751,774	4,451,365
Other Income (Expense)
Interest income	1,177,547	974,546
Interest expense	(3,907,016)	(3,899,240)
Income from investments in unconsolidated joint ventures	441,291	227,704
	(2,288,178)	(2,696,990)
Net Income	$3,463,596	$1,754,375

Net Income per Unit	$29.51	$14.72
Weighted Average Number of Units Outstanding	117,354	119,181

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
Net income	$3,463,596	$1,754,375
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments for interest rate swaps	142,034	(165,887)
Comprehensive income	$3,605,630	$1,588,488

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners' Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	$(11,403,635)	$(600,191)	$294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(4,563,508)	(1,083,833)	(57,044)	—	(5,704,385)
Stock Buyback	—	—	—	—	431	(431)	(755,666)	(179,411)	(9,443)	—	(944,520)
Net Income	—	—	—	—	—	—	1,403,500	333,331	17,544	—	1,754,375
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(165,887)	(165,887)
Balance March 31 , 2023	144,180	34,243	1,802	180,225	61,401	118,824	(52,076,136)	(12,333,548)	(649,134)	129,044	(64,929,774)

Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	(12,433,251)	(654,383)	236,377	(65,354,385)
Distribution to Partners	—	—	—	—			(5,631,164)	(1,337,401)	(70,390)	—	(7,038,955)
Stock Buyback	—	—	—	—	119	(119)	(202,882)	(47,983)	(2,525)	—	(253,390)
Net Income	—	—	—	—	—	—	2,770,877	658,083	34,636	—	3,463,596
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	142,034	142,034

Balance March 31, 2024	144,180	34,243	1,802	180,225	62,913	117,312	$(55,566,297)	$(13,160,552)	$(692,662)	378,411	$(69,041,100)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$3,463,596	$1,754,375
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury bills	(1,161,305)	(971,106)
Depreciation and amortization	4,227,582	3,846,260
Amortization of deferred finance costs	94,946	94,946
(Income) from investments in joint ventures	(441,291)	(227,704)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	52,500	30,000
Decrease (Increase) in rents receivable	87,771	(146,176)
(Decrease) in accounts payable and accrued expense	(303,116)	(2,176,919)
(Increase) in real estate tax escrow	(102,307)	(88,077)
Decrease (Increase) in prepaid expenses and other assets	266,086	(555,260)
(Decrease) Increase in advance rental payments and security deposits	(60,715)	105,204
Total Adjustments	2,660,151	(88,832)
Net cash provided by operating activities	6,123,747	1,665,543
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	525,000	550,000
Investment in U.S. Treasury bills	(38,989,940)	(53,713,756)
Proceeds from U.S. Treasury bills	55,407,000	45,000,000
Developing of rental property and other related costs	(2,111,993)	—
Purchase of rental property	—	(8,974,242)
Improvement of rental properties	(2,395,243)	(2,172,877)
Net cash provided by (used in) investing activities	12,434,824	(19,310,875)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(694,945)	(611,861)
Stock buyback	(253,390)	(944,520)
Distributions to partners	(7,038,955)	(5,704,385)
Net cash (used in) provided by financing activities	(7,987,290)	(7,260,766)
Net Increase (Decrease) in Cash and Cash Equivalents	10,571,281	(24,906,098)
Cash and Cash Equivalents, at beginning of period	18,230,463	49,560,723
Cash and Cash Equivalents, at end of period	$28,801,744	$24,654,625

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Rental Properties: Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions which improve or extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs, development and construction costs, regulatory fees, interest, property taxes, insurance, construction oversight fees, and other project costs incurred during the period of development. The Partnership considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $95,000 and $95,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Income Taxes: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes has been recorded (See Note 14).

Cash Equivalents: The Partnership considers cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less at the time of purchase, including its investment in money market funds.

Investments in Treasury Bills: Investments in U.S. Treasury bills are recorded at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income.

Segment Reporting: Operating segments are revenue producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $142,000 and a comprehensive loss of approximately $166,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2024 or 2023. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2024, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 4.07%. At March 31, 2024 and December 31, 2023, respectively approximately $29,025,000, and $18,711,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $152,000 and $109,000 for the three months ended March 31, 2024, and 2023, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2024, and 2023 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2024, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2024, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2024 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, Massachusetts comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In order to initiate construction, the Partnership demolished the existing building structures and started construction in January 2024. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project. Total expected construction costs for the project are expected to be approximately $30,000,000 with construction completion anticipated during the fourth quarter of 2025.

Rental properties consist of the following:

	March 31, 2024	December 31, 2023	Useful Life
Land, improvements and parking lots	$99,249,928	$99,162,143	15	-	40	years
Buildings and improvements	278,027,649	277,986,334	15	-	40	years
Construction in progress	3,361,078	—			N/A
Kitchen cabinets	16,356,947	16,137,828	5	-	10	years
Carpets	13,429,753	13,127,838	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	568,716	568,716	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	21,599,934	21,348,556	5	-	30	years
Motor vehicles	232,954	232,954			5	years
Fences	91,620	91,620	5	-	15	years
Furniture and fixtures	8,609,685	8,365,039	5	-	7	years
Total fixed assets	445,004,133	440,496,897
Less: Accumulated depreciation	(174,747,433)	(170,691,951)
	$270,256,700	$269,804,946

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholder of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $789,000 and $698,000 for the three months ended March 31, 2024 and 2023, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2024 and 2023, approximately $206,000 and $493,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2024 expenses referred to above, approximately $22,000 consisted of repairs and maintenance, and $79,000 of administrative expense. Approximately $105,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2024, the Hamilton Company received approximately $213,000 from the Investment Properties of which approximately $188,000 was the management fee, approximately $18,000 for construction, architectural services, and supervision of capital projects, and approximately $2,000 for repairs and maintenance, and approximately $5,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,100,000 and $1,114,000 for the three months ended March 31, 2024 and 2023, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2024, the Partnership accrued $16,000 for the employer’s match portion to the plan. For the three months ended March 31, 2023, the Partnership contributed $16,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2024 and 2023, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $46,000 and $37,000 for the three months ended March 31, 2024 and 2023, respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,582,000, and $3,601,000 of security deposits are included in prepaid expenses and other assets at March 31, 2024 and December 31, 2023, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at March 31, 2024 and December 31, 2023 is approximately $1,903,000 and $1,784,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $530,000 and $677,000 net of accumulated amortization of approximately $1,019,000 and $872,000 at March 31, 2024, and at December 31, 2023, respectively.

Financing fees in association with the line of credit of approximately $36,000 and $52,000 are net of accumulated amortization of approximately $146,000 and $130,000 at March 31, 2024 and December 31, 2023 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2024 and December 31, 2023, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2024, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2024, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.77% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,684,000 and $2,779,000 are net of accumulated amortization of approximately $1,448,000 and $1,353,000 at March 31, 2024 and December 31, 2023, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2024 are as follows:

2025—current maturities	$3,013,000
2026	22,043,000
2027	6,625,000
2028	23,180,000
2029	58,851,000
Thereafter	297,032,000
410,744,000
Less: unamortized deferred financing costs	2,684,000
$408,060,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of March 31, 2024, the portfolio’s debt yield fell below the minimum of 9.5% to 9.0%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2024, amounts received for prepaid rents of approximately $3,158,000 are included in cash and cash equivalents, and security deposits of approximately $3,582,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2024	2023
Net Income per Depositary Receipt	$0.98	$0.49
Distributions per Depositary Receipt	$2.00	$1.60

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2024 are as follows:

Class A	50,330
Class B	11,954
General Partnership	629
62,913

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

From August 20, 2007 through March 31, 2024, the Partnership has repurchased 1,535,092 Depositary Receipts at an average price of $31.40 per receipt (or $942.04 per underlying Class A Unit), 4,416 Class B Units and 233 General Partnership Units, both at an average price of $1,263.00 per Unit, totaling approximately $54,674,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2024, the Partnership purchased a total of 2,858 Depositary Receipts. The average price was $70.69 per receipt, or $2,120.70 per unit. The cost including commission was approximately $203,000. The Partnership was required to repurchase 22.6 Class B Units and 1.2 General Partnership units at a cost of $47,983 and $2,525 respectively.

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

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2024, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2024 as follows:

Commercial
Property Leases
2025	$3,103,182
2026	2,809,317
2027	2,509,650
2028	2,223,676
2029	1,986,170
Thereafter	9,837,638
$22,469,633

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $211,000 and $147,000 for the three months ended March 31, 2024 and 2023 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 16% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2025	$477,248	31,876	29	13%
2026	211,470	6,145	9	6%
2027	395,326	15,162	8	11%
2028	189,605	5,493	2	5%
2029	394,176	10,041	4	11%
2030	291,029	12,026	1	8%
2031	—	—	—	—%
2032	—	—	—	—%
2033	110,600	1,106	1	3%
2034	533,784	20,897	2	15%
Thereafter	947,722	27,140	3	28%
Totals	$3,550,960	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,043,000 and $1,195,000 at March 31, 2024 and December 31, 2023. Included in rents receivable at March 31, 2024 is approximately $538,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2024 and 2023, cash paid for interest was approximately $3,814,000, and $3,754,000 respectively. Cash paid for state income taxes was approximately $53,000 and $4,000 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2024 and December 31, 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2024 and December 31, 2023 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

The Partnership has investments in U.S. Treasury bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury bills are carried at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury bills is recognized in interest income in the Partnership’s consolidated statement of income. The U.S. Treasury bills classified within Level I of the fair value hierarchy.

At March 31, 2024 and December 31, 2023 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At March 31, 2024 and at December 31, 2023, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	March 31, 2024		Dec 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	28,801,744	28,801,744	18,230,463	18,230,463
Treasury bills	69,444,998	69,448,049	84,700,751	84,799,638
Total Assets	98,246,742	98,249,793	102,931,214	103,030,101

Liabilities
Mortgage payable *
- Partnership properties	408,060,293	353,236,985	408,660,292	359,092,343
- Investment properties	165,937,703	154,867,600	165,969,481	156,280,958
Total Liabilities	573,997,996	508,104,585	574,629,773	515,373,301

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $123,000 will be reclassified as a decrease to interest expense.

As of March 31, 2024, the Partnership had one interest rate swap outstanding with a notional amount of approximately $378,000 designated as cash flow hedges of interest rate risk. As of March 31, 2024, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2024	2023	Balance sheet location
Interest rate swaps	$378,411	$236,377	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended March 31, 2024 and 2023.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Quarter Ended March 31,	2024	2023		2024	2023		2024	2023

Interest rate swaps	$142,034	$(165,887)	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,907,016)	$(3,899,240)

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $9,989,000 was approximately $1,535,000 more than statement income for the year ended December 31, 2023. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2023 is approximately $8,000,000 less than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation, bonus depreciation, and other timing differences. The Partnership’s Federal tax basis in its joint venture investments is approximately $6,000,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2024, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2020 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At March 31, 2024, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2024, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31 2024, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2024, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2024, the balance of this mortgage before unamortized deferred financing costs is approximately $8,424,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at March 31,2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,314,109	$2,582,568	$4,395,208	$74,211	$4,118,836	$12,594,324	$72,539,709	$101,618,965
Cash & Cash Equivalents	1,226,034	58,242	118,521	19,844	267,322	1,218,033	2,566,642	5,474,638
Rent Receivable	170,515	77,243	537	3,715	254	20,744	121,564	394,572
Real Estate Tax Escrow	81,278	0	69,765	—	29,481	168,242	—	348,766
Prepaid Expenses & Other Assets	315,092	41,185	74,126	233	42,429	222,756	2,449,104	3,144,925
Total Assets	$7,107,028	$2,759,238	$4,658,157	$98,003	$4,458,322	$14,224,099	$77,677,019	$110,981,866
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,979,316	$—	$8,395,372	$—	$5,938,965	$16,893,312	124,730,738	$165,937,703
Accounts Payable & Accrued Expense	132,826	1,521	112,431	1,201	67,581	331,127	840,958	1,487,645
Advance Rental Pmts & Security Deposits	348,654	20,660	275,597	—	174,690	474,036	3,309,073	4,602,710
Total Liabilities	10,460,796	22,181	8,783,400	1,201	6,181,236	17,698,475	128,880,769	172,028,058
Partners’ Capital	(3,353,768)	2,737,057	(4,125,243)	96,802	(1,722,914)	(3,474,376)	(51,203,750)	(61,046,192)
Total Liabilities and Capital	$7,107,028	$2,759,238	$4,658,157	$98,003	$4,458,322	$14,224,099	$77,677,019	$110,981,866
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,368,529	$—	$48,401	$—	$—	$—	1,416,930
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,676,884)	$—	$(2,062,622)	$—	$(861,457)	$(1,737,188)	$(20,481,500)	(26,819,651)
Total Investment in Unconsolidated Joint Ventures (Net)								$(25,402,721)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$468,478	$60,471	$443,756	$26,889	$351,447	$1,008,232	$4,348,009	$6,707,282
Laundry and Sundry Income	2,776	—	6	—	—	12,664	45,430	60,876
	471,254	60,471	443,762	26,889	351,447	1,020,896	4,393,439	6,768,158
Expenses
Administrative	5,218	2,000	8,920	700	6,934	9,324	52,039	85,135
Depreciation and Amortization	115,844	2,927	86,398	816	82,733	261,252	913,751	1,463,721
Management Fees	20,426	2,479	17,417	1,062	14,230	40,191	91,881	187,686
Operating	83,040	—	25,865	(212)	45,574	134,402	438,302	726,971
Renting	1,239	—	4,095	18	5,529	27,586	32,392	70,859
Repairs and Maintenance	38,457	—	23,046	—	29,285	146,331	354,190	591,309
Taxes and Insurance	69,343	17,592	49,285	4,676	39,168	101,542	642,138	923,744
	333,567	24,998	215,026	7,060	223,453	720,628	2,524,693	4,049,425
Income Before Other Income	137,687	35,473	228,736	19,829	127,994	300,268	1,868,746	2,718,733
Other Income (Loss)
Interest Expense	(197,199)	—	(84,867)	—	(59,151)	(193,115)	(1,296,807)	(1,831,139)
Interest Income	10,421	772	2,361	205	2,483	12,850	20,674	49,766
Other Income	—	—	—	—	—	63,745	—	63,745
	(186,778)	772	(82,506)	205	(56,668)	(116,520)	(1,276,133)	(1,717,628)

Net (Loss) Income	$(49,091)	$36,245	$146,230	$20,034	$71,326	$183,748	$592,613	$1,001,105
Net (Loss) Income —NERA 50%	$(24,546)	$18,123	$73,115	$10,017	$35,663	$91,874		204,246
Net Income —NERA 40%							$237,045	237,045
								$441,291

Future annual mortgage maturities at March 31, 2024 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3/31/2025	$—	$242,212	$—	$16,900,000	$—	$17,142,212
3/31/2026	10,000,000	251,753	—	—	—	10,251,753
3/31/2027	—	261,671	—	—	—	261,671
3/31/2028	—	271,979	—	—	—	271,979
3/31/2029	—	7,396,056	—	—	125,000,000	132,396,056
Thereafter	—	—	6,000,000	—	—	6,000,000
	10,000,000	8,423,671	6,000,000	16,900,000	125,000,000	166,323,671
Less: unamortized deferred financing costs	(20,684)	(28,298)	(61,035)	(6,688)	(269,263)	(385,968)
	$9,979,316	$8,395,373	$5,938,965	$16,893,312	$124,730,737	$165,937,703

At March 31, 2024, the weighted average interest rate on the above mortgages was 4.23%. The effective rate was 4.29% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,721,864	$2,585,058	$4,727,451	$77,475	$4,402,156	$13,223,620	$75,278,758	$106,016,382
Cash & Cash Equivalents	1,032,885	132,374	553,282	28,558	377,286	1,201,715	3,827,354	7,153,454
Rent Receivable	209,427	79,310	—	4,923	—	21,329	71,071	386,060
Real Estate Tax Escrow	70,066	—	62,888	—	39,192	135,371	—	307,517
Prepaid Expenses & Other Assets	301,295	50,371	70,323	229	22,867	213,731	2,283,781	2,942,597
Total Assets	$7,335,537	$2,847,113	$5,413,944	$111,185	$4,841,501	$14,795,766	$81,460,964	$116,806,010
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,965,527	$—	$8,621,745	$—	$5,930,781	$16,877,261	$124,666,115	$166,061,429
Accounts Payable & Accrued Expense	141,973	43,750	337,102	22,181	266,363	785,701	2,161,658	3,758,728
Advance Rental Pmts& Security Deposits	335,457	19,866	283,654	—	178,024	455,924	3,002,957	4,275,882
Total Liabilities	10,442,957	63,616	9,242,501	22,181	6,375,168	18,118,886	129,830,730	174,096,039
Partners’ Capital	(3,107,420)	2,783,497	(3,828,557)	89,004	(1,533,667)	(3,323,120)	(48,369,766)	(57,290,029)
Total Liabilities and Capital	$7,335,537	$2,847,113	$5,413,944	$111,185	4,841,501	$14,795,766	$81,460,964	$116,806,010
Partners’ Capital %—NERA	50%	50%	50%	50	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,391,750	$—	$44,502	$—	$—	$—	$1,436,252
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,553,710)	$—	$(1,914,279)	$—	$(766,834)	$(1,661,560)	$(19,347,906)	(25,244,289)
Total Investment in Unconsolidated Joint Ventures (Net)								$(23,808,037)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$438,988	$60,471	$411,890	$24,867	$313,502	$924,814	$3,997,298	$6,171,830
Laundry and Sundry Income	2,703	—	—	—	—	13,167	36,000	51,870
	441,691	60,471	411,890	24,867	313,502	937,981	4,033,298	6,223,700
Expenses
Administrative	4,740	750	3,469	921	3,875	12,705	48,007	74,467
Depreciation and Amortization	116,987	2,927	86,306	816	83,717	264,509	905,747	1,461,009
Management Fees	19,092	3,179	16,137	994	12,806	37,196	81,609	171,013
Operating	83,347	—	25,379	67	37,516	128,942	376,999	652,250
Renting	3,175	—	8,256	—	1,367	11,946	40,623	65,367
Repairs and Maintenance	54,468	—	24,210	—	20,934	153,454	317,975	571,041
Taxes and Insurance	70,934	15,457	47,175	4,500	35,358	132,372	623,574	929,370
	352,743	22,313	210,932	7,298	195,573	741,124	2,394,534	3,924,517
Income Before Other Income	88,948	38,158	200,958	17,569	117,929	196,857	1,638,764	2,299,183
Other Income (Loss)
Interest Expense	(172,313)	—	(86,958)	—	(58,750)	(187,378)	(1,263,273)	(1,768,672)
	(172,313)	—	(86,958)	—	(58,750)	(187,378)	(1,263,273)	(1,768,672)
Net Income (Loss)	$(83,365)	$38,158	$114,000	$17,569	$59,179	$9,479	$375,491	$530,511
								—
Net Income (Loss)—NERA 50%	$(41,683)	$19,078	$56,999	$8,785	$29,590	$4,740		77,508
Net Income —NERA 40%							$150,196	150,196
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2024 was $16,000.

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

NOTE 18. SUBSEQUENT EVENTS

From April 1, 2024, through May 8, 2024, the Partnership has purchased 1,764 Depository Receipts. The average price was $70.51 per receipt, or $2,115.30 per unit. The total cost was $124,887. The Partnership is required to purchase 14 Class B units and 0.7 General Partnership units at a cost of $29,016 and $1,527, respectively.

On May 8, 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 28, 2024.

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024, the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2024 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. For an additional discussion of factors that may affect the Partnership’s business and results of operations, see Item1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December31,2023.

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $69,445,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 5.08% and 5.45%.

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

On July 14, 2023, the Partnership purchased a mixed use property in the South End neighborhood of Boston, Massachusetts comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of $27,500,000 with Partnership cash reserves.

The vacancy rate for the Partnership’s residential properties as of May 2, 2024 was 1.2% as compared with a vacancy rate of 2.1% as of May 2, 2023. The vacancy rate for the Joint Venture properties as of May 2, 2024 was 1.3%, as compared to 2.5% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the first quarter of 2024, rents increased an average of 5.8% for renewals and increased an average of 5.4% for new leases. For the balance of 2024, management expects a strong rental market with continued rent growth.

For the first quarter of 2024, excluding the increase in income and expense from 653 Worcester Road and the Shawmut Apartments, consolidated revenue increased by 8.7%, operating expenses increased by 3.2% and Income before Other Income (Expense) increased by 25.0%, as compared to the first quarter of 2023.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During the modification period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of March 31, 2024, the portfolio’s debt yield fell below the minimum of 9.5% to 9.0%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit.

From the start of the Stock Repurchase Program in 2007 through March 31, 2024, the Partnership has purchased 1,535,092 Depositary Receipts. During the three months ended March 31, 2024, the Partnership purchased a total of 2,858 Depositary Receipts.

On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee.

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of May 1, 2024, the Brown family related entities and Ronald Brown collectively own approximately 32.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2024, tenant renewals were approximately 65% with an average rental increase of approximately 5.8%, new leases accounted for approximately 35% with rental rate increases of approximately 5.4%. During the three months ended March 31, 2024, leasing commissions were approximately $118,000 compared to approximately $59,000 for the three months ended March 31, 2023, an increase of approximately $59,000 (100.0%). Tenant concessions were approximately $76,000 for the three months ended March 31, 2024, compared to approximately $20,000 for the three months ended March 31, 2023, an increase of approximately $56,000 (280.0%). Tenant improvements were approximately $765,000 for the three months ended March 31, 2024, compared to approximately $650,000 for the three months ended March 31, 2023, an increase of approximately $115,000 (17.7%).

Hamilton accounted for approximately 0.8% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2024 and 1.7% during the three months ended March 31, 2023. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $50,000 (61.6%) and approximately $68,000 (82.6%) of the legal services paid for by the Partnership during the three months ended March 31, 2024 and 2023 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2024, Hamilton provided the Partnership approximately $105,000 in construction and architectural services, compared to approximately $288,000 for the three months ended March 31, 2023.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2024 and 2023, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 and March 31, 2023

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $5,751,000 during the three months ended March 31, 2024, compared to approximately $4,451,000 for the three months ended March 31, 2023, an increase of approximately $1,300,000 (29.2%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2024	May 1, 2023
Residential
Units	2,962	2,911
Vacancies	34	60
Vacancy rate	1.2%	2.1%
Commercial
Total square feet	131,159	128,096
Vacancy	1,273	—
Vacancy rate	1.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2024		2023
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$19,710	19,710	$17,569	$17,569
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$211	211	$147	$147

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023:

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$19,710,432	$17,568,727	$2,141,705	12.2%
Laundry and sundry income	182,967	122,959	60,008	48.8%
	19,893,399	17,691,686	2,201,713	12.4%
Expenses
Administrative	762,019	737,101	24,918	3.4%
Depreciation and amortization	4,227,582	3,846,260	381,322	9.9%
Management fee	788,607	697,764	90,843	13.0%
Operating	2,645,493	2,533,796	111,697	4.4%
Renting	387,599	191,585	196,014	102.3%
Repairs and maintenance	2,847,957	2,763,136	84,821	3.1%
Taxes and insurance	2,482,368	2,470,679	11,689	0.5%
	14,141,625	13,240,321	901,304	6.8%
Income Before Other Income (Expense)	5,751,774	4,451,365	1,300,409	29.2%
Other Income (Expense)
Interest income	1,177,547	974,546	203,001	20.8%
Interest expense	(3,907,016)	(3,899,240)	(7,776)	0.2%
Income from investments in unconsolidated joint ventures	441,291	227,704	213,587	93.8%
	(2,288,178)	(2,696,990)	408,812	15.2%
Net Income	$3,463,596	$1,754,375	$1,709,221	97.4%

Rental income for the three months ended March 31, 2024 was approximately $19,710,000, compared to approximately $17,568,000 for the three months ended March 31, 2023, an increase of approximately $2,142,000 (12.2%). Excluding revenue increases from Walgreen’s and Shawmut’s of approximately $624,000, there was an increase of approximately $1,518,000 (8.7%).

The Partnership properties with the largest increases in rental income include 1144 Commonwealth, Hamilton Oaks, Mill Street Gardens, 659 Worcester Road, Hamilton Green, and 62 Boylston Street, with increases of $182,000, $169,000, $130,000, $106,000, $96,000 and $88,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2024 were approximately $14,141,000 compared to approximately $13,240,000 for the three months ended March 31, 2023, an increase of approximately $901,000 (6.8%). Excluding 653 Worcester Road and Shawmut Apartments for the comparable period, operating expenses were approximately $13,375,000, an increase of approximately $445,000 (3.4%). The factors contributing to the increase are an increase in renting expense of approximately $196,000 (102.3%), due to tenant concessions for disruptions associated with construction projects, an increase in operating costs of approximately $68,000 (2.7%), and an increase in repairs and maintenance of approximately $61,000 (2.2%).

Interest expense for the three months ended March 31, 2024 was approximately $3,907,000 compared to approximately $3,899,000 for the three months ended March 31, 2023, an increase of approximately $8,000 (0.2%).

Interest income for the three months ended March 31, 2024 was approximately $1,165,000 compared to approximately $974,000 for the three months ended March 31, 2023, an increase of approximately $191,000 (19.6%). Interest income is from investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 5.08% to 5.45%.

At March 31, 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $441,000 for the three months ended March 31, 2024, compared to net income of approximately $228,000 for the three months ended March 31, 2023, an increase in income of approximately $213,000 (93.8%). This increase is primarily due to an increase in rental revenue to approximately $2,919,000 from $2,686,000, an increase of approximately $233,000 (8.7%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Included in the income for the three months ended March 31, 2023 is depreciation and amortization expense of approximately $646,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2024 was approximately $3,463,000 compared to net income of approximately $1,754,000 for the three months ended March 31, 2023, an increase in income of approximately $1,709,000 (97.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2024 and 2023 was the collection of rents and a reduction in U.S. Treasury bills. The Partnership’s principal use of cash during the first three months of 2024 was the construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, and distributions to partners. The Partnership’s principal use of cash during the first three months of 2023 was the purchase of U.S.Treasury bills, and the purchase of two properties: a commercial property at 653 Worcester Road for approximately $10,000,000, and the purchase of a mixed use property in the South End neighborhood of Boston, Massachusetts for a purchase price of approximately $27,500,000.

The majority of cash and cash equivalents of $28,801,744 at March 31, 2024 and $18,230,463 at December 31, 2023 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $10,571,281 for the three months ended March 31, 2024 is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$6,123,747	$1,665,543
Cash provided by (used in) investing activities	12,434,824	(19,310,875)
Principal payments of mortgage notes payable	(694,945)	(611,861)
Repurchase of Depositary Receipts, Class B and General Partner Units	(253,390)	(944,520)
Distributions paid	(7,038,955)	(5,704,385)
Net increase (decrease) in cash and cash equivalents	$10,571,281	$(24,906,098)

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net increase in cash provided by investing activities is primarily due to cash proceeds from the sale of Treasury bills held in a money market account for the improvement of rental properties, including the Mill Street Development project. Financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2024, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,395,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth, Executive Apartments, River Drive Apartments, Hamilton Oaks, Westside Colonial, and Dean Street Associates, at a cost of approximately $583,000, $499,000, $288,000, $219,000, $115,000 and $87,000 respectively.

During the three months ended March 31, 2024, the Partnership received distributions of approximately $577,000 from the investment properties. For the three months ended March 31, 2023, the Partnership received $580,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $400,000 for the three months ended March 31, 2024 and 2023, respectively.

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), which was paid on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024.

In March 2023, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2023. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2023.

The Partnership anticipates that cash from operations will be sufficient to fund its current operations, pay distributions, and make required debt payments. The Partnership anticipates that the Mill Street Development project will require approximately $30 million in spending over the next two years, with approximately $10 million to be spent in 2024 and approximately $20 million to be spent in 2025. Construction is expected to be completed during the fourth quarter of 2025.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2024, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2024, our proportionate share of the non-recourse debt related to these investments was approximately $70,662,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2024, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2025	2026	2027	2028	2029	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,013,635	22,042,766	6,624,824	23,179,774	58,851,200	297,032,397	$410,744,596
Total Contractual Obligations	$3,013,635	$22,042,766	$6,624,824	$23,179,774	$58,851,200	$297,032,397	$410,744,596

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 14, 2024 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.
●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.
●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.
●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.
●	Our actual costs to develop properties may exceed our budgeted costs.
●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.
●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.
●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.
●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.
●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.
●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.
●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.
●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.
●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.
●	Risk associated with the use of debt to fund acquisitions and developments.
●	Competition for acquisitions may result in increased prices for properties.
●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

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

As of March 31, 2024, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $577,068,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2024. Interest rates ranged from SOFR plus 170 basis points to SOFR plus 310 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2024 would be approximately $21,473,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in Item 1A, “Risk Factors” in our annual report on Form 10K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the first quarter of 2024:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
January 1-31, 2024	$70.35	870	466,894
February 1-29,2024	$70.80	1,883	465,011
March 1-31, 2024	$71.47	105	464,906
Total		2,858

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2024, the Partnership has repurchased 1,535,092 Depositary Receipts at an average price of $31.40 per receipt (or $942.04 per underlying Class A Unit), 4,416 Class B Units and 233 General Partnership Units, both at an average price of $1,263.00 per Unit, totaling approximately $54,674,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2024, the Partnership purchased a total of 2,858 Depositary Receipts. The average price was $70.69 per receipt or $2,120.70 per unit. The cost including commission was $202,882. The Partnership was required to repurchase 22.6 Class B Units and 1.2 General Partnership units at a cost of $47,983 and $2,525 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 9, 2024
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 9, 2024
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 9, 2024
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 9, 2024
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 9, 2024
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 9, 2024
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 9, 2024
David Reier