Form 10-Q
period 2024-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2024-08-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 93,586 of the registrant’s Class A units (2,807,590 Depositary Receipts) of limited partnership issued and outstanding and 22,227 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Rental Properties	$271,071,285	$269,804,946
Cash and Cash Equivalents	13,463,294	18,230,463
Rents Receivable	1,028,438	953,761
Real Estate Tax Escrows	2,385,456	2,229,703
Investment in U.S. Treasury Bills	84,789,084	84,700,751
Prepaid Expenses and Other Assets	9,549,493	8,369,775
Investments in Unconsolidated Joint Ventures	1,413,318	1,441,291
Total Assets	$383,700,368	$385,730,690
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	407,457,271	408,660,292
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	27,439,766	26,707,807
Accounts Payable and Accrued Expenses	5,394,443	5,720,088
Advance Rental Payments and Security Deposits	10,396,651	9,996,887
Total Liabilities	450,688,131	451,085,074
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 117,010 and 117,431 units outstanding in 2024 and 2023 respectively	(66,987,763)	(65,354,384)
Total Liabilities and Partners’ Capital	$383,700,368	$385,730,690

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Rental income	$19,841,559	$17,964,963	$39,551,991	$35,533,690
Laundry and sundry income	209,007	136,073	391,974	259,032
	20,050,566	18,101,036	39,943,965	35,792,722
Expenses
Administrative	651,978	867,721	1,413,997	1,604,822
Depreciation and amortization	4,277,482	3,961,432	8,505,064	7,807,693
Management fee	782,856	665,073	1,571,463	1,362,837
Operating	1,638,816	1,721,233	4,284,310	4,255,029
Renting	150,772	244,434	538,371	436,019
Repairs and maintenance	3,500,467	3,479,071	6,348,424	6,241,845
Taxes and insurance	2,510,031	2,423,722	4,992,399	4,894,401
	13,512,402	13,362,686	27,654,028	26,602,646
Income Before Other Income (Expense)	6,538,164	4,738,350	12,289,937	9,190,076
Other Income (Expense)
Interest income	1,112,988	1,292,453	2,290,536	2,267,000
Interest expense	(3,899,695)	(3,925,863)	(7,806,711)	(7,825,103)
Income from investments in unconsolidated joint ventures	321,269	119,664	762,560	347,368
	(2,465,438)	(2,513,746)	(4,753,615)	(5,210,735)
Net Income	$4,072,726	$2,224,604	$7,536,322	$3,979,341

Net Income per Unit	$34.77	$18.73	$64.28	$33.45
Weighted Average Number of Units Outstanding	117,139	118,764	117,247	118,971

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$4,072,726	$2,224,604	$7,536,322	$3,979,341
Net unrealized gain on derivative instruments for interest rate swaps	32,524	168,002	174,558	2,115
Comprehensive income	$4,105,250	$2,392,606	$7,710,880	$3,981,456

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	(11,403,635)	(600,191)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(5,703,006)	(1,354,464)	(71,288)	—	(7,128,758)
Stock Buyback	—	—	—	—	594	(594)	(1,031,739)	(244,753)	(12,882)	—	(1,289,374)
Net Income	—	—	—	—	—	—	3,183,473	756,075	39,793	—	3,979,341
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	2,115	2,115
Balance June 30 , 2023	144,180	34,243	1,802	180,225	61,564	118,661	$(51,711,734)	$(12,246,777)	$(644,568)	297,046	$(64,306,033)
										—
Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	(12,433,251)	(654,383)	236,377	(65,354,384)
Distribution to Partners	—	—	—	—	—	—	(6,754,507)	(1,604,196)	(84,431)	—	(8,443,134)
Stock Buyback	—	—	—	—	421	(421)	(721,259)	(170,872)	(8,993)	—	(901,124)
Net Income	—	—	—	—	—	—	6,029,058	1,431,901	75,363	—	7,536,322
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	174,558	174,558
Balance June 30, 2024	144,180	34,243	1,802	180,225	63,215	117,010	$(53,949,836)	(12,776,418)	(672,444)	410,935	(66,987,763)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$7,536,322	$3,979,341
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury bills	(2,259,599)	(2,051,676)
Depreciation and amortization	8,505,064	7,807,693
Amortization of deferred finance costs	189,892	189,892
(Income) from investments in joint ventures	(762,560)	(347,368)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	82,500	59,000
(Increase) in rents receivable	(74,677)	(113,898)
(Decrease) in accounts payable and accrued expense	(624,234)	(1,704,508)
(Increase) in real estate tax escrow	(155,753)	(206,239)
(Increase) in prepaid expenses and other assets	(1,349,617)	(1,958,461)
Increase in advance rental payments and security deposits	399,764	845,440
Total Adjustments	3,950,780	2,519,875
Net cash provided by operating activities	11,487,102	6,499,216
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,440,000	1,575,000
Investment in U.S. Treasury bills	(83,635,733)	(68,355,526)
Proceeds from U.S. Treasury bills	85,807,000	90,000,000
Developing of rental property and other related costs	(4,185,791)	—
Purchase of rental property	—	(8,974,242)
Improvement of rental properties	(4,942,577)	(4,865,294)
Net cash (used in) provided by investing activities	(5,517,101)	9,379,938
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,392,912)	(1,321,579)
Stock buyback	(901,124)	(1,289,374)
Distributions to partners	(8,443,134)	(7,128,758)
Net cash provided by (used in) financing activities	(10,737,170)	(9,739,711)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,767,169)	6,139,443
Cash and Cash Equivalents, at beginning of period	18,230,463	49,560,723
Cash and Cash Equivalents, at end of period	$13,463,294	$55,700,166

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $190,000 and $190,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $175,000 and a comprehensive income of approximately $2,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7: Partners’ Capital).

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2024 or 2023. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2024, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 4.07%. At June 30, 2024 and December 31, 2023, respectively, approximately $14,809,000, and $18,711,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $177,000 and $193,000 for the six months ended June 30, 2024, and 2023, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2023 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2024, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2024, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2024 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

Rental properties consist of the following:

	June 30, 2024	December 31, 2023	Useful Life
Land, improvements and parking lots	$99,249,928	$99,162,143	15	-	40	years
Buildings and improvements	276,824,808	276,167,618	15	-	40	years
Construction in Progress	8,391,993	1,818,716		N/A
Kitchen cabinets	16,593,160	16,137,828	5	-	10	years
Carpets	13,928,453	13,127,838	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	594,010	568,716	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	21,749,687	21,348,556	5	-	30	years
Motor vehicles	232,954	232,954			5	years
Fences	91,620	91,620	5	-	15	years
Furniture and fixtures	8,791,368	8,365,039	5	-	7	years
Total fixed assets	449,923,850	440,496,897
Less: Accumulated depreciation	(178,852,565)	(170,691,951)
	$271,071,285	$269,804,946

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,571,000 and $1,363,000 for the six months ended June 30, 2024 and 2023, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2024 and 2023, approximately $568,000 and $914,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2024 expenses referred to above, approximately $29,000 consisted of repairs and maintenance, $152,000 of administrative expense, and approximately $57,000 for renting expense. Approximately $330,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2024, the Hamilton Company received approximately $431,000 from the Investment Properties of which approximately $369,000 was the management fee, approximately $46,000 for construction, architectural services, and supervision of capital projects, approximately $11,000 for repairs and maintenance, and approximately $5,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,086,000 and $2,050,000 for the six months ended June 30, 2024 and 2023, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2024, the Partnership accrued $32,000 for the employer’s match portion to the plan. For the six months ended June 30, 2023, the Partnership contributed $32,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2024 and 2023, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $70,000 and $39,000 for the six months ended June

30, 2024 and 2023, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $7,000 for legal fees for the period ending June 30,2024.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,665,000, and $3,601,000 of security deposits are included in prepaid expenses and other assets at June 30, 2024 and December 31, 2023, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at June 30, 2024 and December 31, 2023 is approximately $2,022,000 and $1,784,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $383,000 and $677,000 net of accumulated amortization of approximately $1,166,000 and $872,000 at June 30, 2024, and at December 31, 2023, respectively.

Financing fees in association with the line of credit of approximately $20,000 and $52,000 are net of accumulated amortization of approximately $162,000 and $130,000 at June 30, 2024 and December 31, 2023 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2024 and December 31, 2023, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2024, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2024, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.77% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,589,000 and $2,779,000 are net of accumulated amortization of approximately $1,543,000 and $1,353,000 at June 30, 2024 and December 31, 2023, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2024 are as follows:

2025—current maturities	$3,196,000
2026	21,931,000
2027	6,595,000
2028	23,165,000
2029	58,327,000
Thereafter	296,832,000
410,046,000
Less: unamortized deferred financing costs	2,589,000
$407,457,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of June 30, 2024, the portfolio’s debt yield fell below the minimum of 9.5% to 9.3%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2024, amounts received for prepaid rents of approximately $3,374,000 are included in cash and cash equivalents, and security deposits of approximately $3,665,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024. In May 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 28, 2024.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2024	2023
Net Income per Depositary Receipt	$2.14	$1.12
Distributions per Depositary Receipt	$2.40	$2.00

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2024 are as follows:

Class A	50,572
Class B	12,011
General Partnership	632
63,215

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

From August 20, 2007 through June 30, 2024, the Partnership has repurchased 1,542,344 Depositary Receipts at an average price of $31.59 per receipt (or $947.70 per underlying Class A Unit), 4,474 Class B Units and 236 General Partnership Units, both at an average price of $1,274.00 per Unit, totaling approximately $55,322,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2024, the Partnership purchased a total of 10,110 Depositary Receipts. The average price was $71.16 per receipt, or $2,134.80 per unit. The cost including commission was approximately $721,000. The Partnership was required to repurchase 80.0 Class B Units and 4.2 General Partnership units at a cost of $170,872 and $8,993 respectively.

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

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2024, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2024 as follows:

Commercial
Property Leases
2025	$3,048,338
2026	2,812,231
2027	2,467,300
2028	2,233,941
2029	1,895,581
Thereafter	9,470,229
$21,927,620

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $398,000 and $328,000 for the six months ended June 30, 2024 and 2023 respectively. Trader Joe’s and Walgreen’s, tenants at Staples Plaza and 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 18% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2025	$441,070	31,292	29	12%
2026	304,000	8,601	10	9%
2027	300,625	12,440	6	8%
2028	283,478	7,651	3	8%
2029	352,839	8,733	4	10%
2030	291,029	12,026	1	8%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	15%
Thereafter	947,722	27,140	3	27%
Totals	$3,565,147	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $981,000 and $1,195,000 at June 30, 2024 and December 31, 2023. Included in rents receivable at June 30, 2024 is approximately $551,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2024 and 2023, cash paid for interest was approximately $7,649,000, and $7,678,000 respectively. Cash paid for state income taxes was approximately $100,000 and $25,000 during the six months ended June 30, 2024 and 2023, respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2024 and December 31, 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2024 and December 31, 2023 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

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

At June 30, 2024 and December 31, 2023 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At June 30, 2024 and at December 31, 2023, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	June 30, 2024		Dec 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	13,463,294	13,463,294	18,230,463	18,230,463
Treasury bills	84,789,084	84,780,233	84,700,751	84,799,638
Total Assets	98,252,378	98,243,527	102,931,214	103,030,101

Liabilities
Mortgage payable *
- Partnership properties	407,457,271	351,924,863	408,660,292	359,092,343
- Investment properties	165,905,350	154,906,411	165,969,481	156,280,958
Total Liabilities	573,362,621	506,831,274	574,629,773	515,373,301

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $122,000 will be reclassified as a decrease to interest expense.

As of June 30, 2024, the Partnership had one interest rate swap outstanding with a notional amount of approximately $411,000 designated as cash flow hedges of interest rate risk. As of June 30, 2024, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2024	2023	Balance sheet location
Interest rate swaps	$410,935	$236,377	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2024 and 2023.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended June 30,	2024	2023		2024	2023		2024	2023

Interest rate swaps	$32,524	$168,002	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,899,695)	$(3,925,863)

Six Months Ended June 30,

Interest rate swaps	$174,558	$2,115	Interest expense	$—	$—	Interest and other investment income (loss)	$(7,806,711)	$(7,825,103)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2024, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2020 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At June 30, 2024, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2024, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30 2024, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2024, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC. This mortgage is currently in the process of a refinancing which is to be completed prior to the maturity date of the loan.

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

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2024, the balance of this mortgage before unamortized deferred financing costs is approximately $8,364,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,246,865	$2,581,946	$4,308,810	$73,395	$4,054,581	$12,884,525	$71,900,948	$101,051,070
Cash & Cash Equivalents	1,141,309	38,045	160,348	17,673	123,723	795,809	1,601,735	3,878,642
Rent Receivable	197,191	75,733	1,293	3,309	2,211	19,042	147,332	446,111
Real Estate Tax Escrow	81,453	—	31,596	—	29,661	191,490	—	334,200
Prepaid Expenses & Other Assets	351,532	41,042	110,132	1,038	71,628	363,109	3,413,479	4,351,960
Total Assets	$7,018,350	$2,736,766	$4,612,179	$95,415	$4,281,804	$14,253,975	$77,063,494	$110,061,983
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,982,764	$—	$8,337,358	$—	$5,941,010	$16,897,325	$124,746,893	$165,905,350
Accounts Payable & Accrued Expense	136,741	2,000	70,945	3,545	68,813	190,892	722,878	1,195,814
Advance Rental Pmts & Security Deposits	374,170	—	307,229	—	176,456	537,218	4,124,873	5,519,946
Total Liabilities	10,493,675	2,000	8,715,532	3,545	6,186,279	17,625,435	129,594,644	172,621,110
Partners’ Capital	(3,475,325)	2,734,766	(4,103,353)	91,870	(1,904,475)	(3,371,460)	(52,531,150)	(62,559,127)
Total Liabilities and Capital	$7,018,350	$2,736,766	$4,612,179	$95,415	$4,281,804	$14,253,975	$77,063,494	$110,061,983
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,367,383	$—	$45,935	$—	$—	$—	1,413,318
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,737,662)	$—	$(2,051,676)	$—	$(952,238)	$(1,685,730)	$(21,012,460)	(27,439,766)
Total Investment in Unconsolidated Joint Ventures (Net)								$(26,026,448)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the six months ended June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$918,853	$120,942	$891,084	$51,633	$711,617	$2,057,301	$8,529,299	$13,280,729
Laundry and Sundry Income	6,344	—	(236)	—	—	25,244	95,538	126,890
	925,197	120,942	890,848	51,633	711,617	2,082,545	8,624,837	13,407,619
Expenses
Administrative	10,543	3,000	14,979	1,401	10,318	43,143	100,148	183,532
Depreciation and Amortization	231,911	5,855	172,796	1,632	166,005	533,325	1,837,161	2,948,685
Management Fees	37,186	4,132	34,954	2,068	28,309	82,234	180,292	369,175
Operating	176,997	—	41,384	(38)	64,776	244,472	750,508	1,278,099
Renting	7,634	—	9,776	63	9,691	56,737	52,816	136,717
Repairs and Maintenance	94,619	—	44,882	1,650	61,165	330,278	883,402	1,415,996
Taxes and Insurance	163,965	35,192	99,480	10,174	78,756	206,992	1,284,141	1,878,700
	722,855	48,179	418,251	16,950	419,020	1,497,181	5,088,468	8,210,904
Income Before Other Income	202,342	72,763	472,597	34,683	292,597	585,364	3,536,369	5,196,715
Other Income (Loss)
Interest Expense	(394,241)	—	(169,105)	—	(118,295)	(385,098)	(2,566,448)	(3,633,187)
Interest Income	21,250	1,190	4,629	418	5,463	22,651	45,289	100,890
Other income (Expense)	—	—	—	—	—	63,745	—	63,745
	(372,991)	1,190	(164,476)	418	(112,832)	(298,702)	(2,521,159)	(3,468,552)
Net (Loss) Income	$(170,649)	$73,953	$308,121	$35,101	$179,765	$286,662	$1,015,212	$1,728,163
Net (Loss) Income —NERA 50%	$(85,324)	$36,976	$154,060	$17,550	$89,883	$143,331		356,475
Net Income —NERA 40%							$406,085	406,085
								$762,560

Financial information for the three months ended June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$450,375	$60,471	$447,328	$24,745	$360,169	$1,049,070	$4,181,290	$6,573,448
Laundry and Sundry Income	3,568	—	(242)	—	—	12,580	50,108	66,014
	453,943	60,471	447,086	24,745	360,169	1,061,650	4,231,398	6,639,462
Expenses
Administrative	5,325	1,000	6,059	700	3,384	33,819	48,109	98,396
Depreciation and Amortization	116,067	2,928	86,398	816	83,272	272,073	923,409	1,484,963
Management Fees	16,759	1,653	17,537	1,006	14,079	42,043	88,411	181,488
Operating	93,958	—	15,519	174	19,202	110,070	312,204	551,127
Renting	6,395	—	5,681	45	4,161	29,150	20,424	65,856
Repairs and Maintenance	56,162	—	21,838	1,650	31,880	183,947	529,212	824,689
Taxes and Insurance	94,622	17,600	50,195	5,498	39,588	105,451	642,003	954,957
	389,288	23,181	203,227	9,889	195,566	776,553	2,563,772	4,161,476
Income Before Other Income	64,655	37,290	243,859	14,856	164,603	285,097	1,667,626	2,477,986
Other Income (Loss)
Interest Expense	(197,041)	—	(84,238)	(205)	(59,144)	(191,983)	(1,269,641)	(1,802,252)
Interest Income	10,829	419	2,268	418	2,980	9,801	24,616	51,331
	(186,212)	419	(81,970)	213	(56,164)	(182,182)	(1,245,025)	(1,750,921)
Net Income (Loss)	$(121,557)	$37,709	$161,889	$15,069	$108,439	$102,915	$422,601	$727,065
Net Income (Loss)—NERA 50%	$(60,780)	$18,854	$80,944	$7,535	$54,220	$51,459		152,230
Net Income —NERA 40%							$169,039	169,039
								$321,269

Future annual mortgage maturities at June 30, 2024 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2025	$—	$244,563	$—	$16,900,000	$—	$17,144,563
6/30/2026	10,000,000	254,197	—	—	—	10,254,197
6/30/2027	—	264,211	—	—	—	264,211
6/30/2028	—	274,619	—	—	125,000,000	125,274,619
6/30/2029	—	7,326,402	—	—	—	7,326,402
Thereafter	—	—	6,000,000	—		6,000,000
	10,000,000	8,363,992	6,000,000	16,900,000	125,000,000	166,263,992
Less: unamortized deferred financing costs	(17,236)	(26,634)	(58,990)	(2,675)	(253,107)	(358,642)
	$9,982,764	$8,337,358	$5,941,010	$16,897,325	$124,746,893	$165,905,350

At June 30, 2024, the weighted average interest rate on the above mortgages was 4.23%. The effective rate was 4.29% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,614,141	$2,584,435	$4,650,472	$76,659	$4,324,746	$12,985,301	$74,525,027	$104,760,781
Cash & Cash Equivalents	997,622	60,182	374,750	16,853	251,310	611,236	2,088,673	4,400,626
Rent Receivable	211,562	80,184	—	4,931	2,589	9,044	140,146	448,456
Real Estate Tax Escrow	67,281	—	23,412	—	43,542	139,831	—	274,066
Prepaid Expenses & Other Assets	326,548	50,175	104,393	1,049	42,306	248,929	2,635,666	3,409,066
Total Assets	$7,217,154	$2,774,976	$5,153,027	$99,492	$4,664,493	$13,994,341	$79,389,512	$113,292,995
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,968,975	$—	$8,565,993	$—	$5,932,827	$16,881,274	$124,682,270	$166,031,339
Accounts Payable & Accrued Expense	165,149	1,500	124,185	2,660	74,550	196,773	816,401	1,381,218
Advance Rental Pmts& Security Deposits	309,790	—	335,465	—	192,370	515,070	3,506,661	4,859,356
Total Liabilities	10,443,914	1,500	9,025,643	2,660	6,199,747	17,593,117	129,005,332	172,271,913
Partners’ Capital	(3,226,760)	2,773,476	(3,872,616)	96,832	(1,535,254)	(3,598,776)	(49,615,820)	(58,978,918)
Total Liabilities and Capital	$7,217,154	$2,774,976	$5,153,027	$99,492	4,664,493	$13,994,341	$79,389,512	$113,292,995
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,386,738	$—	$48,416	$	$	$	$1,435,154
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,613,380)	$—	$(1,936,308)	$—	$(767,627)	$(1,799,388)	$(19,846,328)	(25,963,031)
Total Investment in Unconsolidated Joint Ventures (Net)								$(24,527,877)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the six months ended June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$850,177	$120,942	$834,013	$49,735	$638,730	$1,886,063	$8,015,963	$12,395,623
Laundry and Sundry Income	3,040	—		—			48,433	51,473
	853,217	120,942	834,013	49,735	638,730	1,886,063	8,064,396	12,447,096
Expenses
Administrative	10,531	1,500	13,043	1,871	9,482	38,973	113,118	188,518
Depreciation and Amortization	234,133	5,855	172,866	1,632	168,308	530,006	1,821,273	2,934,073
Management Fees	33,744	4,768	32,632	1,989	25,663	74,129	160,975	333,900
Operating	150,518	—	57,035	142	68,372	224,264	653,665	1,153,996
Renting	30,945	—	18,200	—	1,573	24,455	67,759	142,932
Repairs and Maintenance	95,955	—	62,538	—	44,233	336,730	894,898	1,434,354
Taxes and Insurance	141,245	30,681	94,286	8,704	70,400	262,939	1,271,219	1,879,474
	697,071	42,804	450,600	14,338	388,031	1,491,496	4,982,907	8,067,247
Income Before Other Income	156,146	78,138	383,413	35,397	250,699	394,567	3,081,489	4,379,849
Other Income (Loss)
Interest Expense	(358,852)	—	(173,474)	—	(118,108)	(400,743)	(2,522,054)	(3,573,231)
	(358,852)	—	(173,474)	—	(118,108)	(400,743)	(2,522,054)	(3,573,231)
Net Income (Loss)	$(202,706)	$78,138	$209,939	$35,397	$132,591	$(6,176)	$559,435	$806,618
Net Income (Loss)—NERA 50%	$(101,353)	$39,070	$104,970	$17,699	$66,296	$(3,088)		123,593
Net Income —NERA 40%							$223,774	223,774
								$347,368

Financial information for the three months ended June 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$411,189	$60,471	$422,123	$24,867	$325,228	$963,511	$4,018,665	$6,226,054
Laundry and Sundry Income	337	—		—		(15,429)	12,433	(2,659)
	411,526	60,471	422,123	24,867	325,228	948,082	4,031,098	6,223,395
Expenses
Administrative	5,791	750	9,574	951	5,607	26,269	65,111	114,053
Depreciation and Amortization	117,146	2,928	86,560	816	84,591	265,496	915,526	1,473,063
Management Fees	14,652	1,589	16,495	994	12,857	36,933	79,366	162,886
Operating	67,170	—	31,655	75	30,856	95,322	276,666	501,744
Renting	27,770	—	9,943	—	205	12,509	27,136	77,563
Repairs and Maintenance	41,487	—	38,327	—	23,299	183,276	576,924	863,313
Taxes and Insurance	70,311	15,224	47,111	4,203	35,042	130,566	647,645	950,102
	344,327	20,491	239,665	7,039	192,457	750,371	2,588,374	4,142,724
Income Before Other Income	67,199	39,980	182,458	17,828	132,771	197,711	1,442,724	2,080,671
Other Income (Loss)
Interest Expense	(186,539)	—	(86,515)	—	(59,358)	(213,366)	(1,258,781)	(1,804,559)
	(186,539)	—	(86,515)	—	(59,358)	(213,366)	(1,258,781)	(1,804,559)
Net Income (Loss)	$(119,340)	$39,980	$95,943	$17,828	$73,413	$(15,655)	$183,943	$276,112
Net Income (Loss)—NERA 50%	$(59,670)	$19,990	$47,972	$8,914	$36,708	$(7,827)		46,087
Net Income —NERA 40%							$73,577	73,577
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2024 was $32,000.

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

NOTE 18. SUBSEQUENT EVENTS

From July 1, 2024, through August 8, 2024, the Partnership has purchased 654 Depository Receipts. The average price was $70.86 per receipt, or $2,125.80 per unit. The total cost was $46,744. The Partnership is required to purchase 5.2 Class B units and 0.3 General Partnership units at a cost of $11,077 and $579, respectively.

On August 7, 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2024 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. For an additional discussion of factors that may affect the Partnership’s business and results of operations, see Item1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,2023.

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $83,636,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 5.08% and 5.27%.

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

The vacancy rate for the Partnership’s residential properties as of August 1, 2024 was 1.5% as compared with a vacancy rate of 1.8% as of August 1, 2023. The vacancy rate for the Joint Venture properties as of August 1, 2024 was 2.8%, as compared to 1.3% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the second quarter of 2024, rents increased an average of 6.4% for renewals and increased an average of 7.6% for new leases. For the balance of 2024, management expects a rental market with continued rent growth.

For the second quarter of 2024, consolidated revenue increased by10.8%, operating expenses increased by 1.1%, and Income before Other Income (Expense) increased by 38.0%, as compared to the second quarter of 2023.

For the second quarter of 2024, excluding the increase in income and expense from the Shawmut Apartments, consolidated revenue increased by 7.3%, operating expenses decreased by 3.2% and Income before Other Income (Expense) increased by 37.1%, as compared to the second quarter of 2023.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During the modification period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of June 30, 2024, the portfolio’s debt yield fell below the minimum of 9.5% to 9.3%, thus the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted from drawing down any amount from the line of credit until the Partnership meets the required financial covenants. The Partnership is currently in discussions with a lender for a replacement line of credit.

From the start of the Stock Repurchase Program in 2007 through June 30, 2024, the Partnership has purchased 1,542,344 Depositary Receipts. During the six months ended June 30, 2024, the Partnership purchased a total of 10,110 Depositary Receipts.

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of August 1, 2024, the Brown family related entities and Ronald Brown collectively own approximately 32.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2024, tenant renewals were approximately 71% with an average rental increase of approximately 6.2%, new leases accounted for approximately 29% with rental rate increases of approximately 6.7%. During the six months ended June 30, 2024, leasing commissions were approximately $231,000 compared to approximately $197,000 for the six months ended June 30, 2023, an increase of approximately $34,000 (17.2%). Tenant concessions were approximately $78,000 for the six months ended June 30, 2024, compared to approximately $39,000 for the six months ended June 30, 2023, an increase of approximately $39,000 (100.0%). Tenant improvements were approximately $1,682,000 for the six months ended June 30, 2024, compared to approximately $4,866,000 for the six months ended June 30, 2023, a decrease of approximately $3,184,000 (65.4%).

Hamilton accounted for approximately 0.5% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2024 and 2.5% during the six months ended June 30, 2023. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to

Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $89,000 (43.7%) and approximately $108,000 (79.4%) of the legal services paid for by the Partnership during the six months ended June 30, 2024 and 2023 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2024, Hamilton provided the Partnership approximately $330,000 in construction and architectural services, compared to approximately $521,000 for the six months ended June 30, 2023.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2024 and 2023, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 and June 30, 2023

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $6,538,000 during the three months ended June 30, 2024, compared to approximately $4,738,000 for the three months ended June 30, 2023, an increase of approximately $1,800,000 (38.0%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2024	August 1, 2023
Residential
Units	2,962	2,911
Vacancies	43	51
Vacancy rate	1.45%	1.8%
Commercial
Total square feet	131,159	128,635
Vacancy	1,273	1,461
Vacancy rate	1.00%	1.3%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2024		2023
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$19,842	$19,842	$17,965	$17,965
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$187	$187	$180	$180

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$19,841,559	$17,964,963	$1,876,596	10.4%
Laundry and sundry income	209,007	136,073	72,934	53.6%
	20,050,566	18,101,036	1,949,530	10.8%
Expenses
Administrative	651,978	867,721	(215,743)	(24.9%)
Depreciation and amortization	4,277,482	3,961,432	316,050	8.0%
Management fee	782,856	665,073	117,783	17.7%
Operating	1,638,816	1,721,233	(82,417)	(4.8%)
Renting	150,772	244,434	(93,662)	(38.3%)
Repairs and maintenance	3,500,467	3,479,071	21,396	0.6%
Taxes and insurance	2,510,031	2,423,722	86,309	3.6%
	13,512,402	13,362,686	149,716	1.1%
Income Before Other Income (Expense)	6,538,164	4,738,350	1,799,814	38.0%
Other Income (Expense)
Interest income	1,112,988	1,292,453	(179,465)	(13.9%)
Interest expense	(3,899,695)	(3,925,863)	26,168	(0.7%)
Income from investments in unconsolidated joint ventures	321,269	119,664	201,605	168.5%
	(2,465,438)	(2,513,746)	48,308	(1.9%)
Net Income	$4,072,726	$2,224,604	$1,848,122	83.1%

Rental income for the three months ended June 30, 2024 was approximately $19,842,000, compared to approximately $17,965,000 for the three months ended June 30, 2023, an increase of approximately $1,877,000 (10.4%). Excluding the revenue increase from Shawmut Apartments of approximately $614,000, there was an increase of approximately $1,262,000 (7.0%).

The Partnership properties with the largest increases in rental income include 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth, Mill Street Gardens, Woodland Park and Westgate Apartments, with increases of $210,000, $150,000, $112,000, $76,000, $64,000 and $63,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2024 were approximately $13,512,000 compared to approximately $13,363,000 for the three months ended June 30, 2023, an increase of approximately $150,000 (1.1%). Excluding expenses from Shawmut Apartments of approximately $580,000, operating expenses were approximately $12,932,000, a decrease of approximately $431,000 (3.2%). The factors contributing to the decrease are a decrease in administrative expenses of approximately $221,000 (25.5%), a decrease in operating expenses of approximately $132,000 (7.7%), and a decrease in depreciation and amortization expense of approximately $125,000 (3.5%).

Interest expense for the three months ended June 30, 2024 was approximately $3,900,000 compared to approximately $3,926,000 for the three months ended June 30, 2023, a decrease of approximately $26,000 (0.7%).

Interest and dividend income for the three months ended June 30, 2024 was approximately $1,113,000 compared to approximately $1,292,000 for the three months ended June 30, 2023, a decrease of approximately $179,000 (13.9%). Interest income is from investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 5.08% to 5.27%.

At June 30 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $321,000 for the three months ended June 30, 2024, compared to net income of approximately $119,000 for the three months ended June 30, 2023, an increase in income of approximately $202,000 (168.5%). This increase is primarily due to an increase in rental revenue to approximately $2,869,000 from $2,711,000, an increase of approximately $158,000 (5.8%) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Included in the income for the three months ended June 30, 2023 is depreciation and amortization expense of approximately $650,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2024 was approximately $4,073,000 compared to net income of approximately $2,225,000 for the three months ended June 30, 2023, an increase in income of approximately $1,848,000 (83.1%).

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $12,290,000 during the six months ended June 30, 2024, compared to approximately $9,190,000 for the six months ended June 30, 2023, an increase of approximately $3,100,000 (33.7%).

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$39,551,991	$35,533,690	$4,018,301	11.3%
Laundry and sundry income	391,974	259,032	132,942	51.3%
	39,943,965	35,792,722	4,151,243	11.6%
Expenses
Administrative	1,413,997	1,604,822	(190,825)	(11.9%)
Depreciation and amortization	8,505,064	7,807,693	697,371	8.9%
Management fee	1,571,463	1,362,837	208,626	15.3%
Operating	4,284,310	4,255,029	29,281	0.7%
Renting	538,371	436,019	102,352	23.5%
Repairs and maintenance	6,348,424	6,241,845	106,579	1.7%
Taxes and insurance	4,992,399	4,894,401	97,998	2.0%
	27,654,028	26,602,646	1,051,382	4.0%
Income Before Other Income ( Expense)	12,289,937	9,190,076	3,099,861	33.7%
Other Income (Expense)
Interest income	2,290,536	2,267,000	23,536	1.0%
Interest (expense)	(7,806,711)	(7,825,103)	18,392	(0.2%)
Income from investments in unconsolidated joint ventures	762,560	347,368	415,192	119.5%
	(4,753,615)	(5,210,735)	457,120	(8.8%)
Net Income	$7,536,322	$3,979,341	$3,556,981	89.4%

Rental income for the six months ended June 30, 2024 was approximately $39,551,000, compared to approximately $35,533,000 for the six months ended June 30, 2023, an increase of approximately $4,018,000 (11.3%). Excluding revenues from Shawmut Apartments of approximately $1,197,000, revenue increased approximately $2,821,000 (7.9%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include Hamilton Oaks, 62 Boylston, 1144 Commonwealth, Mill Street Gardens, Westgate Apartments, and Hamilton Green, with increases of $319,000, $298,000, $294,000, $206,000, $141,000 and $141,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2024 were approximately $27,654,000 compared to approximately $26,603,000 for the six months ended June 30, 2023, an increase of approximately $1,051,000 (4.0%), Excluding operating costs for Shawmut Apartments of approximately $1,151,000, operating expenses decreased approximately $99,000 (0.4%). The factors contributing to the decrease are a decrease in administrative expenses of approximately $197,000 (12.3%), a decrease in depreciation and amortization expense of approximately $184,000 (2,4%), partially offset by an increase in management fees of approximately $170,000 (12.4%).

Interest expense for the six months ended June 30, 2024 was approximately $7,807,000 compared to approximately $7,825,000 for the six months ended June 30, 2023, a decrease of approximately $18,000 (0.2%).

At June 30, 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $762,000 for the six months ended June 30, 2024, compared to net income of approximately $347,000 for the six months ended June 30, 2023, an increase in income of approximately

$415,000 (119.5%). This increase is primarily due to an increase in rental revenue of approximately $ 5,787,000 for the six months ended June 30, 2024 from approximately $5,397,000 for the six months ended June 30, 2023, an increase of approximately $390,000 (7.2%). Included in the income for the six months ended June 30, 2024 is depreciation and amortization expense of approximately $1,291,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2024 was approximately $7,536,000 compared to income of approximately $3,979,000 for the six months ended June 30, 2023, an increase in net income of approximately $3,557,000 (89.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2024 and 2023 was the collection of rents. The Partnership’s principal use of cash during the first six months of 2024 was the construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners. The Partnership’s principal use of cash during the first six months of 2023 was the purchase of U.S. Treasury bills, and the purchase of a commercial property at 653 Worcester Road for approximately $10,000,000.

The majority of cash and cash equivalents of $13,463,294 at June 30, 2024 and $18,230,463 at December 31, 2023 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $4,767,169 for the six months ended June 30, 2024 is summarized as follows:

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$11,487,102	$6,499,216
Cash (used in) provided by investing activities	(5,517,101)	9,379,938
Principal payments of mortgage notes payable	(1,392,912)	(1,321,579)
Repurchase of Depositary Receipts, Class B and General Partner Units	(901,124)	(1,289,374)
Distributions paid	(8,443,134)	(7,128,758)
Net (decrease) increase in cash and cash equivalents	$(4,767,169)	$6,139,443

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net decrease in cash used in investing activities is primarily for the improvement of rental properties, including the Mill Street Development project. Financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2024, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $4,943,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $4,186,000. Beyond the Mill Street Development Project, the most significant improvements were made at Executive Apartments, River Drive Apartments, 1144 Commonwealth, Hamilton Oaks, Dean Street Associates, and Westgate Woburn at a cost of approximately $1,173,000, $858,000, $687,000, $422,000, $236,000 and $212,000 respectively.

During the six months ended June 30, 2024, the Partnership received distributions of approximately $1,523,000 from the investment properties. For the six months ended June 30, 2023, the Partnership received $1,634,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $1,100,000 and $920,000 for the six months ended June 30, 2024 and 2023, respectively.

In May 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 28, 2024. In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), which was paid on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2024, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2024, our proportionate share of the non-recourse debt related to these investments was approximately $70,632,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2024, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2025	2026	2027	2028	2029	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,195,785	21,931,681	6,595,124	23,165,469	58,326,713	296,831,857	$410,046,629
Total Contractual Obligations	$3,195,785	$21,931,681	$6,595,124	$23,165,469	$58,326,713	$296,831,857	$410,046,629

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

As of June 30, 2024, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $576,311,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of June 30, 2024. Interest rates ranged from SOFR plus 170 basis points to SOFR plus 310 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2024 would be approximately $20,972,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the second quarter of 2024:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
April 1-30, 2024	$70.84	1,546	463,360
May 1-31, 2024	$71.61	5,471	457,889
June 1-30, 2024	$72.69	235	457,654
Total		7,252

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

From August 20, 2007 through June 30, 2024, the Partnership has repurchased 1,542,344 Depositary Receipts at an average price of $31.59 per receipt (or $947.7 per underlying Class A Unit), 4,474 Class B Units and 236 General Partnership Units, both at an average price of $1,274.00 per Unit, totaling approximately $55,322,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2024, the Partnership purchased a total of 10,110 Depositary Receipts. The average price was $71.16 per receipt, or $2,134.80 per unit. The cost including commission was approximately $721,000. The Partnership was required to repurchase 80 Class B Units and 4.2 General Partnership units at a cost of $170,872 and $8,993 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: August 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 8, 2024
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 8, 2024
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	August 8, 2024
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2024
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 8, 2024
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	August 8, 2024
Sally Michael

/s/ DAVID REIER	Director of the General Partner	August 8, 2024
David Reier