Form 10-Q
period 2024-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2024-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 93,359 of the registrant’s Class A units (2,800,764 Depositary Receipts) of limited partnership issued and outstanding and 22,173 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Rental Properties	$272,850,065	$269,804,946
Cash and Cash Equivalents	15,069,693	18,230,463
Rents Receivable	954,442	953,761
Real Estate Tax Escrows	2,501,806	2,229,703
Investment in U.S. Treasury Bills	86,134,074	84,700,751
Prepaid Expenses and Other Assets	8,424,809	8,369,775
Investments in Unconsolidated Joint Ventures	1,421,651	1,441,291
Total Assets	$387,356,540	$385,730,690
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	406,846,877	408,660,292
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	29,751,455	26,707,807
Accounts Payable and Accrued Expenses	6,397,947	5,720,088
Advance Rental Payments and Security Deposits	9,820,867	9,996,887
Total Liabilities	452,817,146	451,085,074
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,699 and 117,431 units outstanding in 2024 and 2023 respectively	(65,460,606)	(65,354,384)
Total Liabilities and Partners’ Capital	$387,356,540	$385,730,690

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Rental income	$20,021,133	$18,804,320	$59,573,125	$54,338,011
Laundry and sundry income	187,902	157,322	579,876	416,354
	20,209,035	18,961,642	60,153,001	54,754,365
Expenses
Administrative	679,674	642,907	2,093,671	2,247,729
Depreciation and amortization	4,224,211	4,426,701	12,729,275	12,234,394
Management fee	802,908	810,436	2,374,371	2,173,272
Operating	1,509,909	1,610,342	5,794,220	5,865,371
Renting	407,911	391,093	946,282	827,112
Repairs and maintenance	3,618,610	3,611,652	9,967,034	9,853,498
Taxes and insurance	2,495,136	2,569,250	7,487,535	7,463,651
	13,738,359	14,062,381	41,392,388	40,665,027
Income Before Other Income (Expense)	6,470,676	4,899,261	18,760,613	14,089,338
Other Income (Expense)
Interest income	1,123,084	1,083,423	3,413,620	3,350,423
Interest expense	(3,831,009)	(3,956,181)	(11,637,720)	(11,781,285)
Income from investments in unconsolidated joint ventures	146,647	148,723	909,207	496,092
	(2,561,278)	(2,724,035)	(7,314,893)	(7,934,770)
Net Income	$3,909,398	$2,175,226	$11,445,720	$6,154,568

Net Income per Unit	$33.44	$18.38	$97.72	$51.83
Weighted Average Number of Units Outstanding	116,905	118,326	117,132	118,754

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,909,398	$2,175,226	$11,445,720	$6,154,568
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(268,280)	263,232	(93,722)	265,347
Comprehensive income	$3,641,118	$2,438,458	$11,351,998	$6,419,915

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,462)	(11,403,635)	(600,191)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(6,836,212)	(1,623,600)	(85,453)	—	(8,545,265)
Stock Buyback	—	—	—	—	1,218	(1,218)	(2,127,260)	(503,707)	(26,510)	—	(2,657,477)
Net Income	—	—	—	—	—	—	4,923,654	1,169,368	61,546	—	6,154,568
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	265,347	265,347
Balance September 30 , 2023	144,180	34,243	1,802	180,225	62,188	118,037	$(52,200,280)	$(12,361,574)	$(650,608)	560,278	$(64,652,184)
										—
Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	(12,433,251)	(654,383)	236,377	(65,354,385)
Distribution to Partners	—	—	—	—	—	—	(7,875,512)	(1,870,434)	(98,444)	—	(9,844,390)
Stock Buyback	—	—	—	—	732	(732)	(1,291,593)	(306,124)	(16,112)	—	(1,613,829)
Net Income	—	—	—	—	—	—	9,156,576	2,174,687	114,457	—	11,445,720
Net unrealized loss on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(93,722)	(93,722)
Balance September 30, 2024	144,180	34,243	1,802	180,225	63,526	116,699	$(52,513,657)	(12,435,122)	(654,482)	142,655	(65,460,606)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$11,445,720	$6,154,568
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury bills	(3,362,372)	(3,184,707)
Depreciation and amortization	12,729,275	12,234,394
Amortization of deferred finance costs	284,838	284,838
(Income) from investments in joint ventures	(909,207)	(496,092)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	102,500	114,000
(Increase) in rents receivable	(681)	(273,506)
Increase (Decrease) in accounts payable and accrued expense	677,850	(1,730,301)
(Increase) in real estate tax escrow	(272,103)	(259,056)
(Increase) in prepaid expenses and other assets	(553,922)	(218,994)
(Decrease) Increase in advance rental payments and security deposits	(176,020)	605,886
Total Adjustments	8,520,158	7,076,462
Net cash provided by operating activities	19,965,878	13,231,030
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	3,870,000	2,919,500
Investment in U.S. Treasury bills	(138,877,950)	(146,851,429)
Proceeds from U.S. Treasury bills	140,807,000	155,000,000
Developing of rental property and other related costs	(7,961,579)	—
Purchase of rental property	—	(37,518,172)
Improvement of rental properties	(7,407,648)	(6,999,603)
Net cash (used in) investing activities	(9,570,177)	(33,449,704)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(2,098,252)	(1,997,909)
Stock buyback	(1,613,829)	(2,657,477)
Distributions to partners	(9,844,390)	(8,545,265)
Net cash (used in) financing activities	(13,556,471)	(13,200,651)
Net (Decrease) in Cash and Cash Equivalents	(3,160,770)	(33,419,325)
Cash and Cash Equivalents, at beginning of period	18,230,463	49,560,723
Cash and Cash Equivalents, at end of period	$15,069,693	$16,141,398

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $285,000 and $285,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive loss of approximately $94,000 and comprehensive income of approximately $265,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2024 or 2023. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2024, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 5.2%. At September 30, 2024 and December 31, 2023, respectively, approximately $15,429,000, and $18,711,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $280,000 and $281,000 for the nine months ended September 30, 2024, and 2023, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2024 there was capitalized interest of approximately $89,000.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2024, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2024, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2024 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In order to initiate construction, the Partnership demolished the existing building structures and started construction in January 2024. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project. Total construction costs for the project are expected to be approximately $30,000,000, with construction completion anticipated during the fourth quarter of 2025.

Rental properties consist of the following:

	September 30, 2024	December 31, 2023	Useful Life
Land, improvements and parking lots	$99,400,825	$99,162,143	15	-	40	years
Buildings and improvements	277,460,735	276,167,618	15	-	40	years
Construction in Progress	12,494,420	1,818,716		N/A
Kitchen cabinets	16,800,510	16,137,828	5	-	10	years
Carpets	14,340,346	13,127,838	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	619,895	568,716	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	21,946,705	21,348,556	5	-	30	years
Motor vehicles	232,954	232,954			5	years
Fences	101,505	91,620	5	-	15	years
Furniture and fixtures	8,992,361	8,365,039	5	-	7	years
Total fixed assets	455,866,125	440,496,897
Less: Accumulated depreciation	(183,016,060)	(170,691,951)
	$272,850,065	$269,804,946

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,374,000 and $2,173,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2024 and 2023, approximately $798,000 and $1,106,000 was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2024 expenses referred to above, approximately $91,000 consisted of repairs and maintenance, $229,000 of administrative expense, and approximately $58,000 for renting expense. Approximately $420,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2024, the Hamilton Company received approximately $723,000 from the Investment Properties of which approximately $564,000 was the management fee, approximately $92,000 for construction, architectural services, and supervision of capital projects, approximately $49,000 for repairs and maintenance, and approximately $18,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,264,000 and $3,210,000 for the nine months ended September 30, 2024 and 2023, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2024, the Partnership accrued $48,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2023, the Partnership contributed $48,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2024 and 2023, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $117,000 and $80,000 for the nine months ended

September 30, 2024 and 2023, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $6,000 for legal fees for the period ending September 30,2024.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,453,000, and $3,601,000 of security deposits are included in prepaid expenses and other assets at September 30, 2024 and December 31, 2023, respectively.

Also, included in prepaid expenses and other assets at September 30, 2024 and December 31, 2023 is approximately $2,141,000 and $1,784,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $347,000 and $677,000 net of accumulated amortization of approximately $1,202,000 and $872,000 at September 30, 2024, and at December 31, 2023, respectively.

Financing fees in association with the line of credit of approximately $5,000 and $52,000 are net of accumulated amortization of approximately $177,000 and $130,000 at September 30, 2024 and December 31, 2023 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2024 and December 31, 2023, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2024, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,523,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2024, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.77% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,494,000 and $2,779,000 are net of accumulated amortization of approximately $1,638,000 and $1,353,000 at September 30, 2024 and December 31, 2023, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2024 are as follows:

2025—current maturities	$3,399,000
2026	25,217,000
2027	3,216,000
2028	52,323,000
2029	28,556,000
Thereafter	296,630,000
409,341,000
Less: unamortized deferred financing costs	2,494,000
$406,847,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of September 30, 2024, the portfolio’s debt yield achieved the minimum of 9.5%, and the Partnership complied with all financial covenants. The line of credit expired on October 29,2024. The Partnership is currently in discussions with a lender for a replacement line of credit.

The interest rate for the new term was LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit was approximately $179,000.

After September 30, 2023, the remaining tenors of U.S.-dollar LIBOR ceased publication, prompting the need for an alternative benchmark rate. On April 14, 2023, the partnership amended the line of credit to convert its base rate of interest from LIBOR to the Secured Overnight Financing Rate (SOFR) plus 10 basis points.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2024, amounts received for prepaid rents of approximately $3,369,000 are included in cash and cash equivalents, and security deposits of approximately $3,453,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024. In May 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 28, 2024. In August 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 28, 2024.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2024	2023
Net Income per Depositary Receipt	$3.26	$1.73
Distributions per Depositary Receipt	$2.80	$2.40

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2024 are as follows:

Class A	50,821
Class B	12,070
General Partnership	635
63,526

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

From August 20, 2007 through September 30, 2024, the Partnership has repurchased 1,549,824 Depositary Receipts at an average price of $31.80 per receipt (or $954.00 per underlying Class A Unit), 4,533 Class B Units and 239 General Partnership Units, both at an average price of $1,288.00 per Unit, totaling approximately $56,035,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2024, the Partnership purchased a total of 17,590 Depositary Receipts. The average price was $73.28 per receipt, or $2,198.40 per unit. The cost including commission was approximately $1,292,000. The Partnership was required to repurchase 139.3 Class B Units and 7.3 General Partnership units at a cost of $306,124 and $16,112 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership. In addition, the Partnership has a contractual commitment of approximately $30,000,000 related to the ongoing construction project at the Mill Street Development.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2024, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2024 as follows:

Commercial
Property Leases
2025	$3,324,692
2026	3,043,129
2027	2,646,809
2028	2,332,876
2029	1,852,297
Thereafter	9,073,091
$22,272,894

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $580,000 and $515,000 for the nine months ended September 30, 2024 and 2023 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2025	$136,081	22,038	22	4%
2026	432,277	12,275	10	12%
2027	423,964	15,825	9	12%
2028	339,978	9,195	4	10%
2029	637,570	21,410	8	18%
2030	—	—	—	0%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	15%
Thereafter	947,721	27,140	3	26%
Totals	$3,561,975	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,093,000 and $1,195,000 at September 30, 2024 and December 31, 2023. Included in rents receivable at September 30, 2024 is approximately $561,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2024 and 2023, cash paid for interest was approximately $11,387,000, and $11,535,000 respectively. Cash paid for state income taxes was approximately $100,000 and $56,000 during the nine months ended September 30, 2024 and 2023, respectively. Interest capitalized amounted to approximately $89,000 for the nine months ended September 30,2024, with no capitalized interest recorded for the nine months ended September 30,2023.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2024 and December 31, 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2024 and December 31, 2023 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

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

At September 30, 2024 and December 31, 2023 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2024 and December 31, 2023, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At September 30, 2024 and at December 31, 2023, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	15,069,693	15,069,693	18,230,463	18,230,463
Treasury bills	86,134,074	86,212,655	84,700,751	84,799,638
Total Assets	101,203,767	101,282,348	102,931,214	103,030,101

Liabilities
Mortgage payable *
- Partnership properties	406,846,877	365,473,182	408,660,292	359,092,343
- Investment properties	172,319,151	165,638,834	165,969,481	156,280,958
Total Liabilities	579,166,028	531,112,016	574,629,773	515,373,301

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $62,000 will be reclassified as a decrease to interest expense.

As of September 30, 2024, the Partnership had one interest rate swap outstanding with a notional amount of approximately $143,000 designated as cash flow hedges of interest rate risk. As of September 30, 2024, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	Fair Value
Asset Derivatives designated	September 30,	December 31,
as hedging instruments	2024	2023	Balance sheet location
Interest rate swaps	$142,655	$236,377	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended September 30, 2024 and 2023.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended September 30,	2024	2023		2024	2023		2024	2023

Interest rate swaps	$(268,280)	$263,232	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,831,009)	$(3,956,181)

Nine Months Ended September 30,

Interest rate swaps	$(93,722)	$265,347	Interest expense	$—	$—	Interest and other investment income (loss)	$(11,637,720)	$(11,781,285)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2024, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2020 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At September 30, 2024, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2024, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30 2024, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2024, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2024, the balance of this mortgage before unamortized deferred financing costs is approximately $8,304,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,156,533	$2,581,323	$4,234,113	$72,579	$3,977,260	$13,619,389	$71,377,601	$101,018,798
Cash & Cash Equivalents	1,325,418	62,274	103,930	17,234	81,885	2,796,390	1,621,908	6,009,039
Rent Receivable	189,026	74,223	2,057	2,482	7,656	36,654	42,643	354,741
Real Estate Tax Escrow	78,201	—	71,866	—	29,531	—	—	179,598
Prepaid Expenses & Other Assets	335,724	38,022	100,024	769	67,481	280,877	2,672,293	3,495,190
Total Assets	$7,084,902	$2,755,842	$4,511,990	$93,064	$4,163,813	$16,733,310	$75,714,445	$111,057,366
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,986,211	$—	$8,278,765	$—	$5,943,056	$23,348,070	$124,763,049	$172,319,151
Accounts Payable & Accrued Expense	330,733	3,000	126,680	2,604	62,619	257,732	709,139	1,492,507
Advance Rental Pmts & Security Deposits	366,000	—	262,862	—	165,213	492,520	3,212,838	4,499,433
Total Liabilities	10,682,944	3,000	8,668,307	2,604	6,170,888	24,098,322	128,685,026	178,311,091
Partners’ Capital	(3,598,042)	2,752,842	(4,156,317)	90,460	(2,007,075)	(7,365,012)	(52,970,581)	(67,253,725)
Total Liabilities and Capital	$7,084,902	$2,755,842	$4,511,990	$93,064	$4,163,813	$16,733,310	$75,714,445	$111,057,366
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,376,421	$—	$45,230	$—	$—	$—	1,421,651
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,799,020)	$—	$(2,078,158)	$—	$(1,003,538)	$(3,682,506)	$(21,188,233)	(29,751,455)
Total Investment in Unconsolidated Joint Ventures (Net)								$(28,329,804)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,417,322	$181,413	$1,346,589	$77,243	$1,076,051	$3,094,579	$12,738,225	$19,931,422
Laundry and Sundry Income	9,399	—	(236)	—	—	36,929	132,418	178,510
	1,426,721	181,413	1,346,353	77,243	1,076,051	3,131,508	12,870,643	20,109,932
Expenses
Administrative	16,359	4,000	22,547	2,101	14,383	57,765	148,131	265,286
Depreciation and Amortization	350,002	8,782	259,392	2,448	250,158	807,037	2,772,916	4,450,735
Management Fees	57,488	6,611	52,909	3,126	42,829	130,703	269,853	563,519
Operating	319,903	—	59,664	86	84,517	347,123	1,022,506	1,833,799
Renting	33,103	—	22,016	93	13,556	87,951	104,549	261,268
Repairs and Maintenance	168,259	—	99,452	1,650	103,900	530,985	1,618,100	2,522,346
Taxes and Insurance	213,584	51,471	149,378	14,677	118,953	330,930	1,977,123	2,856,116
	1,158,698	70,864	665,358	24,181	628,296	2,292,494	7,913,178	12,753,069
Income Before Other Income	268,023	110,549	680,995	53,062	447,755	839,014	4,957,465	7,356,863
Other Income (Loss)
Interest Expense	(593,920)	—	(252,874)	—	(178,044)	(633,432)	(3,859,011)	(5,517,281)
Interest Income	32,532	1,480	7,035	629	7,454	44,590	77,327	171,047
Other income (Expense)		—		—		42,938		42,938
	(561,388)	1,480	(245,839)	629	(170,590)	(545,904)	(3,781,684)	(5,303,296)
Net (Loss) Income	$(293,365)	$112,029	$435,156	$53,691	$277,165	$293,110	$1,175,781	$2,053,567
Net (Loss) Income —NERA 50%	$(146,682)	$56,015	$217,578	$26,846	$138,583	$146,555		438,894
Net Income —NERA 40%							$470,313	470,313
								$909,207

Financial information for the three months ended September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$498,469	$60,471	$455,505	$25,610	$364,435	$1,037,278	$4,208,926	$6,650,694
Laundry and Sundry Income	3,054	—	—	—	—	11,685	36,881	51,620
	501,523	60,471	455,505	25,610	364,435	1,048,963	4,245,807	6,702,314
Expenses
Administrative	5,816	1,000	7,568	700	4,065	35,429	47,983	102,561
Depreciation and Amortization	118,091	2,927	86,596	816	84,153	273,712	935,756	1,502,051
Management Fees	20,302	2,479	17,955	1,057	14,520	48,469	89,561	194,343
Operating	142,906	—	18,280	123	19,741	102,651	272,000	555,701
Renting	25,469	—	12,241	30	3,865	31,214	51,733	124,552
Repairs and Maintenance	73,640	—	54,569	—	42,734	200,707	734,698	1,106,348
Taxes and Insurance	49,619	16,279	49,898	4,503	40,197	123,938	692,982	977,416
	435,843	22,685	247,107	7,229	209,275	816,120	2,824,713	4,562,972
Income Before Other Income	65,680	37,786	208,398	18,381	155,160	232,843	1,421,094	2,139,342
Other Income (Loss)
Interest Expense	(199,679)	—	(83,768)	—	(59,749)	(248,334)	(1,292,563)	(1,884,093)
Interest Income	11,282	290	2,406	211	1,991	21,940	32,037	70,157
	(188,397)	290	(81,362)	211	(57,758)	(226,394)	(1,260,526)	(1,813,936)
Net Income (Loss)	$(122,717)	$38,076	$127,036	$18,592	$97,402	$6,449	$160,568	$325,406
Net Income (Loss)—NERA 50%	$(61,359)	$19,038	$63,518	$9,296	$48,701	$3,226		82,420
Net Income —NERA 40%							$64,227	64,227
								$146,647

Future annual mortgage maturities at September 30, 2024 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2025	$10,000,000	$246,936	$—	$—	$—	$10,246,936
9/30/2026	—	256,664	—	—	—	256,664
9/30/2027	—	266,775	—	—	—	266,775
9/30/2028	—	7,533,359	—	—	125,000,000	132,533,359
9/30/2029	—	—	—	—	—	—
Thereafter	—	—	6,000,000	23,589,000	—	29,589,000
	10,000,000	8,303,734	6,000,000	23,589,000	125,000,000	172,892,734
Less: unamortized deferred financing costs	(13,789)	(24,969)	(56,944)	(240,930)	(236,951)	(573,583)
	$9,986,211	$8,278,765	$5,943,056	$23,348,070	$124,763,049	$172,319,151

At September 30, 2024, the weighted average interest rate on the above mortgages was 4.38%. The effective rate was 4.44% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,517,486	$2,583,813	$4,567,358	$75,843	$4,261,249	$12,742,373	$73,786,757	$103,534,879
Cash & Cash Equivalents	1,044,888	73,383	112,129	16,328	404,742	902,251	1,593,551	4,147,272
Rent Receivable	197,549	80,264	3,272	4,526	1,890	22,244	114,086	423,831
Real Estate Tax Escrow	70,897	—	66,029	—	40,477	139,457	—	316,860
Prepaid Expenses & Other Assets	331,025	47,178	94,692	777	54,728	233,231	2,501,688	3,263,319
Total Assets	$7,161,845	$2,784,638	$4,843,480	$97,474	$4,763,086	$14,039,556	$77,996,082	$111,686,161
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,972,422	$—	$8,509,683	$—	$5,934,873	$16,885,286	$124,698,426	$166,000,690
Accounts Payable & Accrued Expense	162,273	2,250	111,162	2,739	103,267	192,429	801,974	1,376,094
Advance Rental Pmts& Security Deposits	354,788	—	277,672	612	183,421	492,006	2,975,056	4,283,555
Total Liabilities	10,489,483	2,250	8,898,517	3,351	6,221,561	17,569,721	128,475,456	171,660,339
Partners’ Capital	(3,327,638)	2,782,388	(4,055,037)	94,123	(1,458,475)	(3,530,165)	(50,479,374)	(59,974,178)
Total Liabilities and Capital	$7,161,845	$2,784,638	$4,843,480	$97,474	4,763,086	$14,039,556	$77,996,082	$111,686,161
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,391,194	$—	$47,061	$	$	$	$1,438,255
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,663,819)	$—	$(2,027,519)	$—	$(729,238)	$(1,765,082)	$(20,191,749)	(26,377,405)
Total Investment in Unconsolidated Joint Ventures (Net)								$(24,939,150)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,305,180	$181,413	$1,265,519	$73,989	$977,459	$2,877,609	$12,087,700	$18,768,869
Laundry and Sundry Income	807	—	115	—	—	11,298	92,735	104,955
	1,305,987	181,413	1,265,634	73,989	977,459	2,888,907	12,180,435	18,873,824
Expenses
Administrative	14,957	2,278	23,617	2,600	12,622	59,441	181,971	297,486
Depreciation and Amortization	352,019	8,782	259,744	2,448	253,492	796,968	2,748,175	4,421,628
Management Fees	52,475	7,183	49,489	3,000	39,269	113,643	248,873	513,932
Operating	228,886	—	70,775	218	93,771	329,701	963,365	1,686,716
Renting	55,933	—	34,840	—	5,596	38,553	98,487	233,409
Repairs and Maintenance	140,557	—	127,427	—	77,035	499,894	1,513,141	2,358,054
Taxes and Insurance	211,209	46,119	143,274	13,037	108,611	395,153	1,951,235	2,868,638
	1,056,036	64,362	709,166	21,303	590,396	2,233,353	7,705,247	12,379,863
Income Before Other Income	249,951	117,051	556,468	52,686	387,063	655,554	4,475,188	6,493,961
Other Income (Loss)
Interest Expense	(553,535)	—	(258,949)	—	(177,694)	(593,120)	(3,779,306)	(5,362,604)
	(553,535)	—	(258,949)	—	(177,694)	(593,120)	(3,779,306)	(5,362,604)
Net Income (Loss)	$(303,584)	$117,051	$297,519	$52,686	$209,369	$62,434	$695,882	$1,131,357
Net Income (Loss)—NERA 50%	$(151,792)	$58,527	$148,760	$26,343	$104,685	$31,217		217,739
Net Income —NERA 40%							$278,353	278,353
								$496,092

Financial information for the three months ended September 30, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$450,353	$60,471	$431,453	$24,255	$338,729	$986,514	$4,071,737	$6,363,512
Laundry and Sundry Income	2,418	—	168	—	—	16,329	44,302	63,217
	452,771	60,471	431,621	24,255	338,729	1,002,843	4,116,039	6,426,729
Expenses
Administrative	4,426	778	10,574	729	3,140	20,469	68,852	108,968
Depreciation and Amortization	117,886	2,927	86,878	816	85,184	266,962	926,902	1,487,555
Management Fees	18,730	2,416	16,856	1,011	13,606	39,514	87,897	180,030
Operating	78,368	—	13,741	75	25,399	105,437	309,700	532,720
Renting	24,988	—	16,641	—	4,023	14,099	30,728	90,479
Repairs and Maintenance	44,602	—	64,889	—	32,802	163,163	618,245	923,701
Taxes and Insurance	69,964	15,438	48,988	4,333	38,211	132,214	680,016	989,164
	358,964	21,559	258,567	6,964	202,365	741,858	2,722,340	4,312,617
Income Before Other Income	93,807	38,912	173,054	17,291	136,364	260,985	1,393,699	2,114,112
Other Income (Loss)
Interest Expense	(194,683)	—	(85,476)	—	(59,586)	(192,376)	(1,257,252)	(1,789,373)
	(194,683)	—	(85,476)	—	(59,586)	(192,376)	(1,257,252)	(1,789,373)
Net Income (Loss)	$(100,876)	$38,912	$87,578	$17,291	$76,778	$68,609	$136,447	$324,739
Net Income (Loss)—NERA 50%	$(50,439)	$19,456	$43,789	$8,645	$38,390	$34,305		94,145
Net Income —NERA 40%							$54,578	54,578
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2024 was $48,000.

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

NOTE 18. SUBSEQUENT EVENTS

On November 7, 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on December 31, 2024.

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

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $86,134,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.48% and 5.27%.

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

The vacancy rate for the Partnership’s residential properties as of November 1, 2024 was 1.7% as compared with a vacancy rate of 0.9% as of November 1, 2023. The vacancy rate for the Joint Venture properties as of November 1, 2024 was 2.8%, as compared to 0.7% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the third quarter of 2024, rents increased an average of 5.4% for renewals and increased an average of 4.6% for new leases. For the balance of 2024, management expects a rental market with continued but moderating rent growth.

For the third quarter of 2024, consolidated revenue increased by 6.6%, operating expenses decreased by 2.3%, and Income before Other Income (Expense) increased by 32.1%, as compared to the third quarter of 2023.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period phased out as of December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. As of September 30, 2024, the portfolio’s debt yield achieved the minimum of 9.5%, and the Partnership complied with all financial covenants. The line of credit expired on October 29,2024.The Partnership is currently in discussions with a lender for a replacement line of credit.

From the start of the Stock Repurchase Program in 2007 through September 30, 2024, the Partnership has purchased 1,549,824 Depositary Receipts. During the nine months ended September 30, 2024, the Partnership purchased a total of 17,590 Depositary Receipts.

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of November 1, 2024, the Brown family related entities and Ronald Brown collectively own approximately 32.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2024, tenant renewals were approximately 67% with an average rental increase of approximately5.8%, new leases accounted for approximately 33% with rental rate increases of approximately5.3%. During the nine months ended September 30, 2024, leasing commissions were approximately $522,000 compared to approximately $459,000 for the nine months ended September 30, 2023, an increase of approximately $63,000 (13.7%). Tenant concessions were approximately $92,000 for the nine months ended September 30, 2024, compared to approximately $66,000 for the nine months ended September 30, 2023, an increase of approximately $26,000 (39.4%). Tenant improvements were approximately $2,503,000 for the nine months ended September 30, 2024, compared to approximately $2,641,000 for the nine months ended September 30, 2023, a decrease of approximately $138,000 (5.2%).

Hamilton accounted for approximately 1.0% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2024 and 1.8% during the nine months ended September 30, 2023. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $138,000 (46.4%) and approximately $199,000 (71.9%) of the legal services paid for by the Partnership during the nine months ended September 30, 2024 and 2023 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2024, Hamilton provided the Partnership approximately $420,000 in construction and architectural services, compared to approximately $563,000 for the nine months ended September 30, 2023.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2024 and 2023, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 and September 30, 2023

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $6,470,000 during the three months ended September 30, 2024, compared to approximately $4,899,000 for the three months ended September 30, 2023, an increase of approximately $1,571,000 (32.1%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2024	November 1, 2023
Residential
Units	2,962	2,963
Vacancies	51	27
Vacancy rate	1.7%	0.9%
Commercial
Total square feet	131,159	137,153
Vacancy	1,581	1,373
Vacancy rate	1.20%	1.00%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2024		2023
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$20,021	$20,021	$18,804	$18,804
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$181	$181	$189	$189

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended September 30,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$20,021,133	$18,804,320	$1,216,813	6.5%
Laundry and sundry income	187,902	157,322	30,580	19.4%
	20,209,035	18,961,642	1,247,393	6.6%
Expenses
Administrative	679,674	642,907	36,767	5.7%
Depreciation and amortization	4,224,211	4,426,701	(202,490)	(4.6%)
Management fee	802,908	810,436	(7,528)	(0.9%)
Operating	1,509,909	1,610,342	(100,433)	(6.2%)
Renting	407,911	391,093	16,818	4.3%
Repairs and maintenance	3,618,610	3,611,652	6,958	0.2%
Taxes and insurance	2,495,136	2,569,250	(74,114)	(2.9%)
	13,738,359	14,062,381	(324,022)	(2.3%)
Income Before Other Income (Expense)	6,470,676	4,899,261	1,571,415	32.1%
Other Income (Expense)
Interest income	1,123,084	1,083,423	39,661	3.7%
Interest expense	(3,831,009)	(3,956,181)	125,172	(3.2%)
Income from investments in unconsolidated joint ventures	146,647	148,723	(2,076)	(1.4%)
	(2,561,278)	(2,724,035)	162,757	(6.0%)
Net Income	$3,909,398	$2,175,226	$1,734,172	79.7%

Rental income for the three months ended September 30, 2024 was approximately $20,021,000, compared to approximately $18,804,000 for the three months ended September 30, 2023, an increase of approximately $1,217,000 (6.5%).

The Partnership properties with the largest increases in rental income include 659 Worcester Road, Shawmut Place, Hamilton Oaks, Mill Street Gardens, 62 Boylston Street, and Westgate Apartments, with increases of $156,000, $120,000, $100,000, $100,000, $97,000 and $92,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2024 were approximately $13,738,000 compared to approximately $14,062,000 for the three months ended September 30, 2023, a decrease of approximately $324,000 (2.3%). The factors contributing to the decrease are a decrease in depreciation and amortization expense of approximately $202,000 (4.6%), a decrease in operating expenses of approximately $100,000 (6.2%), and a decrease in taxes and insurance of approximately $74,000 (2.9%).

Interest expense for the three months ended September 30, 2024 was approximately $3,831,000 compared to approximately $3,956,000 for the three months ended September 30, 2023, a decrease of approximately $125,000 (3.2%).

Interest and dividend income for the three months ended September 30, 2024 was approximately $1,123,000 compared to approximately $1,083,000 for the three months ended September 30, 2023, an increase of approximately $40,000 (3.7%). Interest income is from investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.48% to 5.27%.

At September 30 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $147,000 for the three months ended September 30, 2024, compared to net income of approximately $149,000 for the three months ended September 30, 2023, a decrease in income of approximately $2,000 (1.3%). Included in the income for the three months ended September 30, 2024 is depreciation and amortization expense of approximately $657,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2024 was approximately $3,909,000 compared to net income of approximately $2,175,000 for the three months ended September 30, 2023, an increase in income of approximately $1,734,000 (79.7%).

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $18,760,000 during the nine months ended September 30, 2024, compared to approximately $14,089,000 for the nine months ended September 30, 2023, an increase of approximately $4,671,000 (33.2%).

	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$59,573,125	$54,338,011	$5,235,114	9.6%
Laundry and sundry income	579,876	416,354	163,522	39.3%
	60,153,001	54,754,365	5,398,636	9.9%
Expenses
Administrative	2,093,671	2,247,729	(154,058)	(6.9%)
Depreciation and amortization	12,729,275	12,234,394	494,881	4.0%
Management fee	2,374,371	2,173,272	201,099	9.3%
Operating	5,794,220	5,865,371	(71,151)	(1.2%)
Renting	946,282	827,112	119,170	14.4%
Repairs and maintenance	9,967,034	9,853,498	113,536	1.2%
Taxes and insurance	7,487,535	7,463,651	23,884	0.3%
	41,392,388	40,665,027	727,361	1.8%
Income Before Other Income ( Expense)	18,760,613	14,089,338	4,671,275	33.2%
Other Income (Expense)
Interest income	3,413,620	3,350,423	63,197	1.9%
Interest expense	(11,637,720)	(11,781,285)	143,565	(1.2%)
Income from investments in unconsolidated joint ventures	909,207	496,092	413,115	83.3%
	(7,314,893)	(7,934,770)	619,877	(7.8%)
Net Income	$11,445,720	$6,154,568	$5,291,152	86.0%

Rental income for the nine months ended September 30, 2024 was approximately $59,573,000, compared to approximately $54,338,000 for the nine months ended September 30, 2023, an increase of approximately $5,235,000 (9.6%). Excluding revenues from Shawmut Apartments of approximately $1,305,000, revenue increased approximately $3,930,000 (7.2%).The Partnership properties with the largest increases in rental income include Hamilton Oaks, 62 Boylston, 1144 Commonwealth, Mill Street Gardens, 659 Worcester Road, and Westgate Apartments, with increases of $419,000, $395,000, $342,000, $306,000, $292,000 and $233,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2024 were approximately $41,392,000 compared to approximately $40,665,000 for the nine months ended September 30, 2023, an increase of approximately $727,000 (1.8%), Excluding operating costs for Shawmut Apartments of approximately $1,059,000, operating expenses decreased approximately $332,000 (0.8%). The factors contributing to the decrease are a decrease in depreciation and amortization expense of approximately $317,000 (2.7%), a decrease in administrative expenses of approximately $153,000 (6.8%), and a decrease in operating expenses of approximately $120,000 (2.1%).

Interest income for the nine months ended September 30, 2024 was approximately $3,414,000 compared to approximately $3,350,000 for the nine months ended September 30, 2023, an increase of approximately $63,000 (1.9%).

Interest expense for the nine months ended September 30, 2024 was approximately $11,638,000 compared to approximately $11,781,000 for the nine months ended September 30, 2023, a decrease of approximately $144,000 (1.2%).

At September 30, 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $909,000 for the nine months ended September 30, 2024, compared to net income of approximately $496,000 for the nine months ended September 30, 2023, an increase in income of approximately $413,000 (83.3%).This increase is primarily due to an increase in rental revenue of approximately $ 8,692,000 for the nine months ended September 30, 2024 from approximately $8,176,000 for the nine months ended September 30, 2023, an increase of approximately $516,000 (6.3%). Included in the income for the nine months ended September 30, 2024 is depreciation and amortization expense of approximately $1,948,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2024 was approximately $11,446,000 compared to income of approximately $6,155,000 for the nine months ended September 30, 2023, an increase in net income of approximately $5,291,000 (86.0%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2024 and 2023 was the collection of rents. The Partnership’s principal use of cash during the first nine months of 2024 was the construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners. The Partnership’s principal use of cash during the first nine months of 2023 was the purchase of Treasury Bills and the purchase of two properties: the commercial property at 653 Worcester Road for approximately $10,000,000, and the purchase of a mixed use property in the South End neighborhood of Boston, MA, for a purchase price of approximately $27,500,000.

The majority of cash and cash equivalents of $15,069,693 at September 30, 2024 and $18,230,463 at December 31, 2023 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $3,160,770 for the nine months ended September 30, 2024 is summarized as follows:

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$19,965,878	$13,231,030
Cash (used in) provided by investing activities	(9,570,177)	4,068,468
Purchase of rental property	—	(37,518,172)
Principal payments of mortgage notes payable	(2,098,252)	(1,997,909)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,613,829)	(2,657,477)
Distributions paid	(9,844,390)	(8,545,265)
Net (decrease) in cash and cash equivalents	$(3,160,770)	$(33,419,325)

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

During 2024, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $15,369,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $7,962,000. Beyond the Mill Street Development Project, the most significant improvements were made at Executive Apartments, 1144 Commonwealth, River Drive Apartments, Redwood Hills, Hamilton Oaks, and Westgate Woburn at a cost of approximately $1,339,000, $960,000, $871,000, $844,000, $656,000 and $322,000 respectively.

During the nine months ended September 30, 2024, the Partnership received distributions of approximately $3,972,500, from the investment properties. For the nine months ended September 30, 2023, the Partnership received $3,033,500 in distributions from the investment properties. Included in these net distributions is the amount from both Hamilton on Main of approximately $2,000,000 and $430,000 and Dexter Park of approximately $1,340,000 and $1,492,000 for the nine months ended September 30, 2024 and 2023, respectively.

In March 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 28, 2024. In addition to the quarterly distribution, there was a special distribution of $48.00 per Class A unit ($1.60 per Receipt) payable on March 28, 2024. In May 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 28, 2024. In August 2024, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 28, 2024.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2024, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2024, our proportionate share of the non-recourse debt related to these investments was approximately $73,946,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2024, we are subject to debt obligations as described in the table below.

		Payments due by period

	2025	2026	2027	2028	2029	Thereafter	Total

Debt Obligations

Long -term debt
Mortgage debt	$3,399,166	25,217,013	3,216,344	52,323,244	28,555,712	296,629,809	$409,341,288
Total Debt Obligations	$3,399,166	$25,217,013	$3,216,344	$52,323,244	$28,555,712	$296,629,809	$409,341,288

*Excluding unamortized deferred financing costs

As of September 30, 2024, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet, and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $8.4 million, and the total investment upon completion is anticipated to be approximately $30 million . The partnership is using cash reserves to fund this construction, but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30 million .

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

As of September 30, 2024, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $582,234,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of September 30, 2024. Interest rates ranged from SOFR plus 170 basis points to SOFR plus 310 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2024 would be approximately $21,970,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the third quarter of 2024:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
July 1-31, 2024	$71.07	503	457,151
August 1-31, 2024	$75.68	3,681	453,470
September 1-30, 2024	$77.41	3,296	450,174
Total		7,480

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

From August 20, 2007 through September 30, 2024, the Partnership has repurchased 1,549,824 Depositary Receipts at an average price of $31.80 per receipt (or $954.00 per underlying Class A Unit), 4,533 Class B Units and 239 General Partnership Units, both at an average price of $1,288.00 per Unit, totaling approximately $56,035,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2024, the Partnership purchased a total of 17,590 Depositary Receipts. The average price was $73.28 per receipt, or $2,198.40 per unit. The cost including commission was approximately $1,292,000. The Partnership was required to repurchase 139.3 Class B Units and 7.3 General Partnership units at a cost of $306,124 and $16,112 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 8, 2024
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 8, 2024
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	November 8, 2024
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2024
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 8, 2024
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	November 8, 2024
Sally Michael

/s/ DAVID REIER	Director of the General Partner	November 8, 2024
David Reier