Form 10-K
period 2024-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2025-03-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of March 12, 2025, there were 93,338 of the registrant’s Class A units (2,800,146 Depositary Receipts) of limited partnership issued and outstanding and 22,168 Class B units issued and outstanding.

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

The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by JPB Real Estate LLC and Maisie Brown LLC. The Partnership, the Subsidiary Partnerships, and the Investment Properties currently contract with the Hamilton Company for 58 individuals at the Properties (as defined below) and 11 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2025, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively, the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2025, the Subsidiary Partnerships also owned two commercial shopping centers in Framingham, Massachusetts, one commercial building in Newton, Massachusetts, one commercial building in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts, totaling approximately 131,000 square feet of commercial space. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements for more information.

Additionally, as of February 1, 2025, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 15 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

The Brown family entities, including JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively, and, in certain cases, Ronald Brown, and officers, employees and former employees of The Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

Unit Distributions

In March 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2025. In addition to the quarterly distribution, there will be a special distribution of $96.00 per Class A unit ($3.20 per Receipt). In 2024 the Partnership paid an aggregate distribution of $48.00 per Unit ($1.60 per Receipt) for a total payment of $11,244,559 in 2024. In 2023, the Partnership paid a total distribution of an aggregate $84.00 Unit ($2.80 per Receipt), for a total payment of $9,954,888.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (the “Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31, 2025.

On March 12, 2025, the General Partner authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units such that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed the lesser of $5 million or 10% of the Partnership’s balance of cash and investment in treasury bills, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, and (iii) no Depositary Receipts or Partnership Units shall be repurchased in excess of $95 per Depository Receipt ( the “Repurchase Plan”). The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. This repurchase authorization replaces the Partnership’s previous repurchase program. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time.

From August 20, 2007 through December 31, 2024, the Partnership has repurchased 1,550,358 Depositary Receipts at an average price of $31.82 per receipt (or $954.60 per underlying Class A Unit), 4,537 Class B Units and 239 General Partnership Units, both at an average price of $1,289.00 per Unit, totaling approximately $56,090,000, inclusive of brokerage fees paid by the Partnership.

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

The Partnership used the proceeds from the Facility Amendment to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 was used for general partnership purposes.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank (the “Brookline Agreement”), which refinanced its loan on 659-665 Worcester Road, Framingham, MA. The Brookline Agreement pays down the loan on the existing debt of $5,954,546, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for two years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

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

During 2024, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $25,254,000, which includes approximately $15,231,000 for the Mill Street Development. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Executive Apartments,1144 Commonwealth, Captain Parker, River Drive Apartments, Redwood Hills, and Hamilton Oaks, at a cost of $1,582,000, $1,061,000, $886,000, $880,000, $872,000, and $782,000, respectively. The Partnership plans to invest approximately $30,837,000 in capital improvements for all properties in 2025. This amount includes approximately $14,769,000 toward the development of a 72 unit apartment complex at Mill Street Development.

As of December 31, 2024, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $15.2 million, and the total investment upon completion is anticipated to be approximately $30 million. The partnership is using cash reserves to fund this construction but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30 million.

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a debt yield of at least 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of $20,000,000 with the Lender. As of December 31, 2024, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

The line of credit may be used for acquisitions, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 27 of its Subsidiary Partnerships and Joint Ventures. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

Advisory Committee

As of December 31, 2024, the Advisory Committee members were Robert Nahigian and David Ross, limited partners of the Partnership. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

Debt financing could adversely affect our performance. The vast majority of our assets are encumbered by project specific, non-recourse, non-cross-collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either pay down the underlying debt on the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 35% of our Depositary Receipts as of December 31, 2024. Additionally, management decisions rest with our General Partner without limited partner approval.

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

Development project costs that exceed estimates. We may incur construction costs at the Mill Street development project that exceed our original estimates or experience competition delays due to increased material, labor, or other costs, or supply chain disruptions that could reduce the project’s profitability.

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

Our Audit Committee is responsible for overseeing our cybersecurity and data privacy risks. Our cybersecurity program is led by the Hamilton Company’s Chief Financial Officer, who, along with the Hamilton Company’s Director of Information Technology who has been with Hamilton for 39 years, provide regular updates each quarter to the Audit Committee regarding this program, including information about the cybersecurity threat landscape, investments in infrastructure and opportunities to protect and enhance the Company’s systems and security of products and operations. The also Board receives periodic briefings from management regarding cybersecurity activities and initiatives

The Partnership’s cybersecurity program is designed to safeguard the confidentiality, integrity and availability of data and systems within the Company’s environment to effectively support our business objectives and customer needs. Our commitment to cybersecurity focuses on enhancing our prevention, monitoring, and detection response capabilities to identify and respond to evolving threats. We believe cybersecurity is the responsibility of every employee of the Hamilton Company, and it is prioritized each year. We regularly test, educate, and share best practices with employees of the Hamilton Company to raise awareness of cyber threats through a comprehensive security awareness training program. Our Managed Service Provider is responsible for testing our ability to restore our critical infrastructure on a quarterly basis. Additionally, our incident response and disaster recovery plans are reviewed and updated annually.

During 2024, we have not encountered cybersecurity challenges that have materially impaired our operations, business strategy or financial condition.

ITEM 2. PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in seven Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 2,943 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2025, the principal amount outstanding under any mortgages as of December 31, 2024, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2024 (1)	Mortgage
Boylston Downtown L.P.	268 units					12	$33,145,648	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$3,250	–	3,400
	215 studios		$2,500	–	2,700
Brookside Associates, LLC	44 units					3	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$2,200	–	2,450
	10 one bedroom		$2,000	–	2,300
	0 studios				N/A
Clovelly Apartments L.P.	103 units					—	$11,214,000	2031
160–170 Concord Street	0 three bedroom				N/A		2.97%
Nashua, NH	53 two bedroom		$1,725	–	2,050
	50 one bedroom		$1,690	–	1,795
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					2	$5,440,000	2031
1131–1137 Commonwealth Ave.	29 three bedroom		$2,750	–	4,725		2.97%
Allston, MA	4 two bedroom		$2,500	–	3,300
	1 one bedroom		$2,300	–	2,300
	1 studio		$1,600	–	1,600
Commonwealth 1144 L.P.	261 units					10	$32,325,000	2031
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		2.97%
Allston, MA	11 two bedroom		$2,800	–	2,900
	109 one bedroom		$1,600	–	2,925
	141 studios		$1,650	–	2,400
Nera Dean Street Associates, LLC	69 units					2	$10,322,000	2032
38–48 Dean Street	0 three bedroom				N/A		4.33%
Norwood, MA	66 two bedroom		$2,400	–	2,500
	3 one bedroom		$1,975	–	1,975
	0 studios				N/A
Executive Apartments L.P.	72 units					1	$8,190,000	2031
545–561 Worcester Road	1 three bedroom		$2,525	–	2,525		2.97%
Framingham, MA	47 two bedroom		$2,175	–	2,575
	23 one bedroom		$1,825	–	2,075
	1 studio		$1,700	–	1,700
Hamilton Battle Green LLC	48 units					2	$3,629,770	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,650	–	3,150
	24 one bedroom		$2,250	–	2,650
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					2	$31,336,828	2028
311–319 Lowell Street	10 three bedroom		$3,400	–	4,400		4.67%
Andover, MA	168 two bedroom		$2,600	–	2,700
	15 one bedroom		$2,250	–	2,350
	0 studios	$			N/A
Hamilton Highlands	79 units					—	$18,970,055	2026
755-757 Highland Avenue	0 three bedroom			$–	N/A		3.76%
Needham,Ma.	76 two bedroom		$2,850	–	3,400
	2 one bedroom		$2,450	–	2,450
	1 studio		$2,400	–	2,400
Hamilton Oaks Associates, LLC	268 units					7	$26,666,000	2031
30–50 Oak Street Extension	0 three bedroom				N/A		2.97%
40–60 Reservoir Street	96 two bedroom		$2,145	–	2,200
Brockton, MA	159 one bedroom		$1,875	–	1,925
	13 studios		$1,625	–	1,625
Highland Street Apartments L.P.	36 units					—	$3,960,000	2031
38–40 Highland Street	0 three bedroom				N/A		2.97%
Lowell, MA	24 two bedroom		$1,675	–	1,725
	10 one bedroom		$1,500	–	1,550
	2 studios		$1,425	–	1,425

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2024 (1)	Mortgage
Linhart L.P.	9 units					1	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,850	–	2,250
	4 studios		$1,775	–	1,775
Mill Street Development (2)							—%
57 Mill Street
Woburn,MA.

Mill Street Gardens, LLC	181 units					3	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn,MA.	116 two bedroom		$2,950		2,950
	62 one bedroom		$2,150	–	2,150
	3 studios		$1,775	–	1,775
North Beacon 140 L.P.	65 units					4	$12,683,000	2031
140–154 North Beacon Street	10 three bedroom		$3,100	–	4,200		2.97%
Brighton, MA	54 two bedroom		$3,500	–	3,600
	1 one bedroom		$2,200	–	2,200
	0 studios				N/A
Olde English Apartments L.P.	84 units					—	$9,608,000	2031
703–718 Chelmsford Street	0 three bedroom				N/A		2.97%
Lowell, MA	47 two bedroom		$1,750	–	1,800
	30 one bedroom		$1,650	–	1,750
	7 studios		$1,525	–	1,525
Redwood Hills L.P.	180 units					3	$17,105,000	2031
376-382 Sunderland road	0 three bedroom				N/A		2.97%
Worcester, MA	89 two bedroom		$1,950	–	2,500
	91 one bedroom		$1,950	–	2,050
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					2	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$3,800	–	5,100		4.05%
Lexington, MA	48 two bedroom		$2,850	–	3,900
	38 one bedroom		$2,500	–	2,950
	0 studios				N/A
River Drive L.P.	72 units					7	$9,543,000	2031
3–17 River Drive	0 three bedroom				N/A		2.97%
Danvers, MA	60 two bedroom		$1,950	–	2,500
	5 one bedroom		$1,950	–	2,050
	7 studios		$2,000	–	2,150
School Street 9, LLC	184 units					1	$26,993,000	2032
9 School Street	0 three bedroom				N/A		4.33%
Framingham, MA	96 two bedroom		$2,675	–	2,725
	88 one bedroom		$2,175	–	2,200
	0 studios
Shawmut Place LLC	52 units					—	$—
105-117 West Concord St, 473-477 Shawmut Ave,	12 four bedroom		$3865	–	5500
and 26-30 Rutland St	4 three bedroom		$3235	–	4600
Boston, MA	13 two bedroom		$4100	–	4225
	23 one bedroom		$3195	–	3295
	0 studios				N/A
WCB Associates, LLC	180 units					1	$19,266,000	2031
10–70 Westland Street	0 three bedroom	$			N/A		2.97%
985–997 Pleasant Street	96 two bedroom		$1,485	–	2,215
Brockton, MA	84 one bedroom		$1,465	–	1,895
	0 studios				N/A
Westgate Apartments, LLC	220 units					1	$38,475,000	2032
2–20 Westgate Drive	0 three bedroom				N/A		4.33%
Woburn, MA	110 two bedroom		$2,050	–	2,550
	110 one bedroom		$1,750	–	2,325
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$4,494,000	2032
105–107 Westgate Drive	0 three bedroom				N/A		4.33%
Burlington, MA	12 two bedroom		$2,300	–	3,000
	8 one bedroom		$2,000	–	2,200
	0 studios				N/A
Woodland Park Partners, LLC	126 units					3	$21,378,432	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$1,750	–	2,900
	30 one bedroom		$1,825	–	2,425
	16 studios		$1,635	–	2,300

(1)	The mortgage balance is stated before unamortized deferred financing costs.

(2) Mill Street Development, LLC, was held for development. In December of 2023, the Partnership received 40B approval to construct a 72 unit apartment complex. Management started the construction project in 2024. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

Current free rent concessions would result in an average reduction in unit rents of approximately $3.42 per month per unit. Free rent expense amortized in 2024 was approximately $122,000 compared to approximately $76,000 in 2023.

See Note 5 to the Consolidated Financial Statements for information relating to the mortgages payable of the Partnership and Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2025.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2024	Mortgage
Riverside Apartments	19 units				1	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$2,125	–	2,600
	5 one bedroom	$2,100	–	2,400
	2 studios	$2,000	–	2,000

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 15,908 square feet of rentable commercial space. As of February 1, 2025, the commercial space was fully occupied, and the average rent per square foot was $33.15. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex in Brockton, Massachusetts was acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, and includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2025, the commercial space was fully occupied, and the average rent per square foot was $15.50.The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $63,000 per year through November 2040. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 22,200 square feet of rentable commercial space. As of February 1, 2025, the commercial space had vacant square footage of 1,373 square feet, and the average rent per square foot was $26.75.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts. This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2025, and the average rent per square foot was $46.20. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

WRF 659 LLC.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts. The shopping center consists of 38,268 square feet of rentable commercial space. As of February 1, 2025, this property was fully occupied and the average rent per square foot was $26.33.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2025, the commercial space was fully occupied and the average rent per square foot was $37.33.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,718 square feet of rentable commercial space. As of February 1, 2025, the space was fully occupied and the average rent per square foot was $38.95.

653 WORCESTER Road LLC. On January 18, 2023, the Partnership purchased a commercial retail property of 20,693 square feet of rentable commercial space located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. As of February 1, 2025, the space was fully occupied and the average rent per square foot was $28.25.

SHAWMUT PLACE, LLC. On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and 3,397 square feet of commercial space for a purchase price of approximately $27,500,000. The commercial space was fully occupied as of February 1, 2025 and the average rent per square foot was $43.02.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2025	$204,081	24,171	23	6%
2026	513,440	18,467	11	14%
2027	379,869	11,043	8	11%
2028	385,816	10,423	4	11%
2029	480,127	16,639	7	14%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	15%
Thereafter	947,722	27,140	3	26%
Totals	$3,555,439	129,886	59	100%

Commercial rental income is accounted for using the straight-line method. Approximately 31% of our commercial leases contain rent escalations which range from $0.32 to $2.80 per square foot per year.

Investment Properties

See Note 15 to the Consolidated Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2024 (1)	Mortgage
345 Franklin, LLC	40 Units				—	$8,242,892	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,800	–	4,500
	1 one bedroom	$3,350	–	3,350
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				4	$23,589,000	2034
223 Main Street	0 three bedroom			N/A		5.43%
Watertown, MA	93 two bedroom	$2,700	–	2,950
	31 one bedroom	$2,550	–	2,675
	24 studios	$1,810	–	2,400
Hamilton Minuteman, LLC	42 Units				1	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$2,995	–	3,450
	2 one bedroom	$2,450	–	2,500
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				1	$10,000,000	2025
Residential	0 three bedroom			N/A		7.00%
81–83 Essex Street	11 two bedroom	$3,100	–	3,500
Boston, MA	38 one bedroom	$2,335		3,500
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, MA

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy,MA

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				7	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$4,100	–	6,400		3.99%
Brookline,MA	227 two bedroom	$3,300	–	4,225
	111 one bedroom	$2,850	–	3,525
	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $6.38 per month per unit. Free rent amortized in 2024 was approximately $53,000, compared to $37,000 in 2023.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15-year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2024, the balance of this mortgage before unamortized deferred financing costs is approximately $8,243,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At December 31, 2024, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10-year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2024, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10-year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC, is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2024	2023
Class A—Limited Partners (80%)	$8,995,647	$7,963,910
Class B—Limited Partners (19%)	2,136,466	1,891,429
Class C—General Partner (1%)	112,446	99,549
Total	$11,244,559	$9,954,888

On March 12, 2025, the closing price on the NYSE American for a Depositary Receipt was $73.85. There were 2,757,936 Depositary Receipts outstanding, and 1,407 Units (representing 42,210 receipts) held by 109 registered record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $96.00 per unit ($3.20 per Depositary Receipt) in 2024. The Partnership made distributions of $84.00 per Unit ($2.80 per Depositary Receipt) in 2023. The total distribution was $11,244.559 in 2024 and $9,954,888 in 2023. In March 2025, the Partnership declared a quarterly distribution of $12.00 per Unit ($0.40 per Depositary Receipt) payable on March 31, 2025. In addition to the quarterly distribution, there will be a special distribution of $96.00 per Class A unit ($3.20 per Depositary Receipt).

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2024:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2024	$—	—	450,174
November 1–30, 2024	$—	—	450,174
December 1-31,2024	$82.70	534	449,640
Total		534

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

General

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of February 1, 2025, the Brown family related entities and Ronald Brown collectively own approximately 34.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding

Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company is controlled by Jameson Brown and Harley Brown.

In the fiscal year ended December 31, 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities became available. Currently, approximately $84,000,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.19% and 5.02%.

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

The vacancy rate for the Partnership’s residential properties as of February 1, 2025 was 2.3% as compared with a vacancy rate of 0.9% as of February 1, 2024. The vacancy rate for the Joint Venture properties as of February 1, 2025 was 1.9%, as compared to 2.2% for the same period last year. The current vacancy rates are in line with those experienced prior to the Covid-19 Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity continues to be strong as we move from 2024 into 2025 and all indications are that we will have low vacancy rates for the foreseeable future.

During the fourth quarter of 2024, rents increased on average 5.7% for renewals and increased on average 0.2% for new leases. For all of 2024, renewal rents increased approximately 5.8% and increased approximately 4.8% for new leases. For 2025, management expects the local real estate market to remain stable as we move from the winter into the spring rental season.

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

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months, respectively.

For the year ending December 31, 2024 consolidated revenue increased by 8.1%, operating expenses decreased by 0.9% and Income before Other Income (Expense) increased by 34.8%. For the fourth quarter of 2024, consolidated revenue increased by 3.3%, operating expenses decreased by 8.2% and Income before Other Income (Expense) increased by 39.9%, as compared to the fourth quarter of 2023.

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

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546, extends the maturity until October 14, 2032 at a variable interest rate of the SOFR rate plus 1.7%, interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,453 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extended the line of credit until October 29, 2024. The commitment amount was for $25 million but was restricted to $17 million during the modification period. The modification period was phased out by December 31, 2022. During this period, the loan covenants were modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership met the original covenant tests for the trailing 12-month period, the commitment amount would return to $25 million. The portfolio’s debt yield fell below the minimum of 9.0% to 8.6%. Consequently, as of December 31, 2023, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership was restricted from drawing down any amount from the line of credit until the Partnership met the required financial covenants.

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of December 31, 2024, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

The Repurchase Program that was initiated in 2007 has purchased 1,550,358 Depositary Receipts through December 31, 2024, or approximately 36% of the outstanding Depositary Receipts. The Partnership purchased 18,124 Depositary Receipts in 2024.

In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. On March 12, 2025, the Board of Directors unanimously approved a new extension to the Repurchase Program, authorizing the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depository Receipts and Partnership Units such that (i) the aggregate cost of Depository Receipts and Partnership Units repurchased shall not exceed the lesser of $5 million or 10% of the Partnership’s balance of cash and investment in treasury bills, (ii) no Depository Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, and (iii) no Depository Receipts or Partnership Units shall be repurchased in excess of $95 per Depository Receipt. The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. This repurchase authorization replaces the Partnership’s previous repurchase program. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time.

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

In 2024, tenant renewals were approximately 68% with an average rental increase of approximately 5.8%. New leases accounted for approximately 32% with rental rate increases of approximately 4.8%. In 2024, leasing commissions were approximately $616,000 compared to approximately $545,000 in 2023, an increase of approximately $71,000 (13.0%) from 2023. Tenant concessions were approximately $104,000 in 2024 compared to approximately $68,000 in 2023, an increase of approximately $36,000 (52.9%). Tenant improvements were approximately $3,579,000 in 2024 compared to approximately $3,471,000 in 2023, an increase of approximately $108,000 (3.1%).

Hamilton accounted for approximately 1.3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2024 and 2.0% in the year ended December 31, 2023. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, Hamilton prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 42.5% and 63.9% of the legal services paid for by the Partnership during the years ended December 31, 2024 and 2023, respectively.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2024, Hamilton provided the Partnership approximately $504,000 in construction and architectural services, compared to $606,000 for the year ended December 31, 2023.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2024, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Investments in Treasury Bills: Investments in Treasury Bills are recorded at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills is adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Partnership’s consolidated statement of income.

Intangible assets acquired include amounts for in-place lease values above and below market leases and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in- place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2024 and December 31, 2023

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $25,371,000 during the year ended December 31, 2024, compared to approximately $18,815,000 for the year ended December 31, 2023, an increase of approximately $6,556,000 (34.8%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2025	February 1, 2024
Residential
Units	2,962	2,962
Vacancies	68	28
Vacancy rate	2.3%	0.9%
Commercial
Total square feet	131,159	131,159
Vacancy	2,311	1,273
Vacancy rate	1.8%	1.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2024		2023
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$79,763	79,763	$73,892	$73,892
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$766	766	$683	$683

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023:

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$79,762,964	$73,892,393	$5,870,571	7.9%
Laundry and sundry income	769,586	588,975	180,611	30.7%
	80,532,550	74,481,368	6,051,182	8.1%
Expenses
Administrative	2,935,887	2,900,432	35,455	1.2%
Depreciation and amortization	16,983,336	16,773,045	210,291	1.3%
Management fee	3,178,006	2,948,066	229,940	7.8%
Operating	7,800,574	7,748,910	51,664	0.7%
Renting	1,148,593	1,004,666	143,927	14.3%
Repairs and maintenance	13,115,843	13,366,079	(250,236)	(1.9%)
Taxes and insurance	9,999,058	9,954,214	44,844	0.5%
Property impairment	—	971,109	(971,109)	0.0%
	55,161,297	55,666,521	(505,224)	(0.9%)
Income Before Other Income (Expense)	25,371,253	18,814,847	6,556,406	34.8%
Other Income (Expense)
Interest income	4,465,557	4,486,603	(21,046)	(0.5%)
Interest expense	(15,457,325)	(15,723,733)	266,408	(1.7%)
Income from investments in unconsolidated joint ventures	1,282,102	876,233	405,869	46.3%
	(9,709,666)	(10,360,897)	651,231	(6.3%)
Net Income	$15,661,587	$8,453,950	$7,207,637	85.3%

Rental income from continuing operations for the year ended December 31, 2024 was approximately $79,763,000, compared to approximately $73,892,000 for the year ended December 31, 2023, an increase of approximately $5,871,000 (7.9%). Excluding the net increase in revenue from Shawmut of approximately $1,270,000, there was an increase of approximately $4,601,000 (6.3%).

The Partnership Properties with the largest increases in rental income include Hamilton Oaks, 62 Boylston Street Apartments, Mill Street Gardens, 659 Worcester Road, and 1144 Commonwealth Apartments, with increases of approximately $522,000, $446,000, $393,000, $337,000 and $303,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2024 were approximately $55,161,000 compared to approximately $55,666,000 for the year ended December 31, 2023, a decrease of approximately $505,000 (0.9%). Excluding the net change in expenses from Shawmut’s of approximately $953,000, there was a decrease of approximately $1,458,000 (2.7%). Factors which contributed to the decrease were a decrease of approximately $971,000, for the Impairment charge in 2023 for Mill Street Development, a decrease in Depreciation and Amortization expense of approximately $480,000 (0.9%), due to fully depreciated assets, and a decrease in Repairs and Maintenance expense of approximately $340,000 (0.6%), primarily due to a decrease in window, door, and glass repairs

Interest income for the year ended December 31, 2024 was approximately $4,466,000 compared to approximately $4,487,000 for the year ended December 31, 2023, a decrease of approximately $21,000. The decrease is due to a decrease in interest rates for investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.2% to 5.0%.

Interest expense for the year ended December 31, 2024 was approximately $15,457,000 compared to approximately $15,723,000 for the year ended December 31, 2023, a decrease of approximately $266,000 (1.7%). The decrease is due to the greater amortization of principal for debt with level principal and interest payments.

At December 31, 2024, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $1,282,000 for the year ended December 31, 2024, compared to net income of approximately $876,000 for the year ended December 31, 2023, an increase in income of approximately $406,000 (46.3%). This increase is primarily due to rental revenue of approximately $11,689,000 for the year ended December 31, 2024 compared to approximately $11,132,000 for the year ended December 31, 2023, an increase of approximately $557,000 (5.0%). Included in the income for the year ended December 31, 2024 is depreciation and amortization expense of approximately $2,617,000.

As a result of the changes discussed above, net income for the year ended December 31, 2024 was approximately $15,662,000 compared to net income of approximately $8,454,000 for the year ended December 31, 2023, an increase in income of approximately $7,208,000 (85.3%).

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

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2024		February 1, 2023
Residential
Units	2,962		2,911
Vacancies	28		56
Vacancy rate	0.9%		1.9%
Commercial
Total square feet	131,159		108,043
Vacancy	1,273		—
Vacancy rate	1.0%	%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2023		2022
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$73,892	73,892	$67,561	$67,561
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$683	683	$541	$541

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Revenues
Rental income	$73,892,393	$67,560,662	$6,331,731	9.4%
Laundry and sundry income	588,975	733,064	(144,089)	(19.7%)
	74,481,368	68,293,726	6,187,642	9.1%
Expenses
Administrative	2,900,432	2,731,284	169,148	6.2%
Depreciation and amortization	16,773,045	16,373,429	399,616	2.4%
Management fee	2,948,066	2,716,514	231,552	8.5%
Operating	7,748,910	7,324,692	424,218	5.8%
Renting	1,004,666	639,235	365,431	57.2%
Repairs and maintenance	13,366,079	11,270,589	2,095,490	18.6%
Taxes and insurance	9,954,214	9,149,837	804,377	8.8%
Property impairment	971,109	—	971,109	0.0%
	55,666,521	50,205,580	5,460,941	10.9%
Income Before Other Income ( Expense)	18,814,847	18,088,146	726,701	4.0%
Other Income (Expense)
Interest income	4,486,603	1,055,338	3,431,265	325.1%
Interest (expense)	(15,723,733)	(15,045,477)	(678,256)	4.5%
Income from investments in unconsolidated joint ventures	876,233	499,783	376,450	75.3%
Other (Expense)	—	(874,517)	874,517	(100.0%)
	(10,360,897)	(14,364,873)	4,003,976	(27.9%)
Net Income	$8,453,950	$3,723,273	$4,730,677	127.1%

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

Interest expense for the year ended December 31, 2023 was approximately $15,723,000 compared to approximately $15,045,000 for the year ended December 31, 2022, an increase of approximately $678,000 (4.5%). The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In order to initiate construction, the Partnership demolished the current building structures and started construction in 2024. With no tenants occupying the property as of December, 2023 and with the resulting loss of future cash, management recorded an impairment charge of approximately $971,000, the net book value of the building for the Mill Street Development property. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2024 was the collection of rents, and interest income generated from the purchase of Treasury Bills. The Partnership’s principal use of cash during 2024 was the improvements to rental properties, the development of a rental property at Mill Street, and distributions to partners.

The Partnership’s principal source of cash during 2023 was the collection of rents, and interest income generated from the purchase of Treasury Bills. The Partnership’s principal use of cash during 2023 was the improvements of rental properties, and the purchase of two properties: the commercial property at 653 Worcester Road for approximately $10,000,000 and the purchase of a mixed use property in the South End neighborhood of Boston, MA for approximately $27,500,000.

The majority of cash and cash equivalents of $17,615,940 at December 31, 2024 and $18,230,463 at December 31, 2023 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $614,523 at December 31, 2024 is summarized as follows:

	Year Ended December 31,
	2024	2023
Cash provided by operating activities	$31,934,479	$24,181,904
Cash (used in) investing activities	(16,575,576)	(38,943,050)
Cash (used in) financing activities	(3,059,736)	(2,688,691)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,669,131)	(3,925,535)
Distributions paid	(11,244,559)	(9,954,888)
Net decrease in cash and cash equivalents	$(614,523)	$(31,330,260)

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income, an increase in accounts payable and accrued expenses, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties, and the development of the Mill Street rental property in 2024. The change in cash used in financing activities is due to the pay down of mortgages, the repurchase of Depositary Receipts, and distributions to partners.

During 2024, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $25,254,000, which includes approximately $15,231,000 for the Mill Street Development. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Executive Apartments,1144 Commonwealth, Captain Parker, River Drive Apartments, Redwood Hills, and Hamilton Oaks, at a cost of $1,582,000, $1,061,000, $886,000, $880,000, $872,000, and $782,000 respectively. The Partnership plans to invest approximately $41,203,000 in capital improvements in 2025. This amount includes approximately $15,000,000 toward the development of a 72 unit apartment complex at Mill Street Development.

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. As of December 31, 2024, the property, located at 57 Mill Street in Woburn, MA, which includes 72 residential units comprising approximately 93,000 square feet, is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $15,231,000, and the total investment upon completion is anticipated to be approximately $30 million. The partnership is using cash reserves to fund this construction but will finance a portion of construction costs upon completion of the project. Project costs will initially be funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as was required by MassHousing, amended under current requirements under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank for a $15,000,000 loan to be funded upon completion of the project, which is currently anticipated in the fourth quarter of 2025.

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of December 31, 2024, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 27 of its subsidiary properties and joint ventures. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2024, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2024, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $73,916,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2024, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2025	2026	2027	2028	2029	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,578,908	25,087,985	23,327,532	31,875,215	28,301,226	296,434,509	$408,605,375
Total Contractual Obligations	$3,578,908	$25,087,985	$23,327,532	$31,875,215	$28,301,226	$296,434,509	$408,605,375

As of December 31, 2024, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $15.2 million, and the total investment upon completion is anticipated to be approximately $30 million. The partnership is using cash reserves to fund this construction but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30 million.

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

As of December 31, 2024, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $581,437,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 as of December 31, 2024 ranging from SOFR plus 170 basis points to SOFR plus 250 basis points. Assuming interest rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2024 would be approximately $23,436,000. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-4 through F-41 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2024.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

New Real, a Massachusetts corporation and our General Partner, was owned, as of December 31, 2023, by the estate of Harold Brown and by Ronald Brown. The estate was closed on January 2, 2024, whereupon the capital stock of NewReal previously owned by the estate of Harold Brown were transferred to JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively, with each entity acquiring 37.5% of the voting control of NewReal at that time. Harold Brown and his brother Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

The General Partner engages The Hamilton Company to manage the properties of the Partnership and its Subsidiary Partnerships. Hamilton is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown, respectively. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to Hamilton during 2024.

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

The executive officers of the General Partner serve at the pleasure of the Board of Directors. On June 14, 2001, the Board of Directors created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of December 31, 2024, the Audit committee consisted of two members, Martina N. Alibrandi and David Aloise. The Board of Directors has determined that Ms. Alibrandi and Mr. Aloise are audit committee financial experts, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	89

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

Jameson Brown, Treasurer and Director (since 2019)	38

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

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	70

Director and Chairman of the Partnership’s Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000), a consulting firm that provides advisory, training, and credit risk management services; BankBoston Corporation (1979-2000) Department Head of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout. Prior experience includes Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Director and Audit Committee Member AGF Global,Inc.; Director, Audit and Compensation Committee Member David’s Bridal, Inc. Currently, Director and Chair of Audit Committee, Anuvu, Inc. Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise’s experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Andrew Bloch, Director (since 2019)	62

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

Martina Alibrandi Director (since 2022)	65

Founder and principal of Martina N. Alibrandi CPA, PC (since 1987), a CPA firm that specializes in tax preparation and planning for mid-size businesses and high net worth individuals. Ms. Alibrandi is a licensed CPA in Massachusetts; a graduate of Boston College, Carroll School of Management, earning a B.S degree in accounting. Ms. Alibrandi worked for Ernst & Young in New York and Boston (1981-1987) before starting her own accounting practice; New England Realty Associates (NERA) was a client of Ms. Alibrandi (1989-2014) and she was involved in the preparation of the quarterly and annual filings to the SEC; Ms Alibrandi was the Chief Operating Officer of MediVector, Inc. a Boston based drug development company (2014 – 2016); Board Member and Treasurer of Sancta Maria Nursing Facility in Cambridge (2021-2024); leasing consultant to Sancta Maria Nursing Facility (2018-2024) which involves the leases of commercial space at the facility. Based on Ms. Alibrandi’s extensive business experience, the Board of Directors concluded that she has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Sally Michael, Director (since 2019)	62

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

Name and Position	Age	Other Position
David Reier, Director (since 2021)	71

Director of the General Partner. Retired Partner of the Boston office of the national law firm Arent Fox LLP. Mr. Reier is licensed to practice law in Massachusetts and is admitted to practice in the U.S. District Court, District of Massachusetts, U.S. Bankruptcy Court, District of Massachusetts, Supreme Court of the United States and U.S. Court of Federal Claims. Mr. Reier holds a Ph.D. degree from the University of California, Berkeley, and a J.D. from Harvard Law School. Based on Mr. Reier’s experience providing legal representation to companies in a range of industries, including real estate, the Board of Directors concluded that Mr. Reier has the requisite experience, qualifications, capabilities and the skills necessary to serve as a member of the Board of Directors.

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

The Partnership’s management, which consists of the General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2024 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that the Partnership maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2024 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Martina Alibrandi

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs The Hamilton Company, a management company, to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2024. As more fully described below, the Partnership employs The Hamilton Company, which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to The Hamilton Company. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to The Hamilton Company during 2024 was approximately $3,178,000. The management services provided by The Hamilton Company include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In 2024, the Partnership and its Subsidiary Partnerships paid administrative fees to The Hamilton Company of approximately $1,032,000 inclusive of construction supervision and architectural fees of approximately $504,000, repairs and maintenance service fees of approximately $175,000, legal fees of approximately $171,000, renting expenses of approximately $57,000 and $125,000 for accounting services. In addition, the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Sally Michael is a Director of NewReal, Inc., and she is a partner of Saul Ewing LLP. Saul Ewing LLP billed the Partnership for legal fees totaling $115,000, $121,000, and $84,000 for 2024, 2023, and 2022 respectively.

Additionally, the Hamilton Company received approximately $935,000 from the 40-50% owned Investment Properties of which approximately $751,000 was the management fee, approximately $101,000 was for construction supervision and architectural fees, approximately $64,000 was for maintenance services, and approximately $19,000 for legal services. The Advisory Committee held 4 meetings during 2024, and a total of $16,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2024 and a total of $80,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors was at any time in 2024 or at any other time an officer or employee of the General Partner other than Jameson Brown, the Treasurer of the Partnership, the Chief Financial Officer and a director of the General Partner, and the Chief Executive Officer of The Hamilton Company; and Ronald Brown, a director and the President of the General Partner, and a director of the Partnership. No member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No other officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 12, 2025, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 12, 2025, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,757,936 Depositary Receipts had been issued to approximately 1,900 holders. As of March 12, 2025, there were issued and outstanding 1,407 Class A Units (not including the Depositary Receipts) held by 109 registered unit holders, 22,168 Class B Units and 1,167 General Partnership Units held by the persons listed below. During 2024, 124 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2024 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.04	% (1) (6)	16,626	(2)	75	% (2)
c/o New England Realty Associates		(5)		(5)
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3.31	% (4) (6)	5,542		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Martina Alibrandi	—		—		—		—		—		—
341 Beacon Street Unit 4A
Boston, MA 02116
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland,MA. 01778
Sally Michael		(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
David Reier		(1)		(1)	—		—			(3)	100	% (3)
7 Wheeler Road
Lexington,Ma. 02420
NewReal, Inc.	333		0.36%		—		—		1,167		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,298	(7)	32.46	% (7)	22,168	(8)	100	% (8)	1,167	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	4,903		5.25%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2024, 517,849 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown and Sally Michael are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,262 Class A Units. (Approximately 18.49% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since Jameson Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal. The estate was settled on January 2, 2024, giving Jameson Brown and Harley Brown each 37.5% ownership of NewReal.

(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.31% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by HJB 2009 Holdings, LLC. HJB 2009 Holdings LLC is owned 50% by JPB Real Estate LLC, an entity owned by Jameson Brown, and 50% by Maisie Brown LLC, an entity owned by Harley Brown. Sally Michael is the Manager. Accordingly, Jameson Brown, Sally Michael, and Harley Brown may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 10.27% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation. Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.22% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) (5) above, plus NewReal, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

Jameson Brown and Sally Michael are the managers of HBC Holdings, LLC, which owns 17,262 Class A units of the Partnership, and 75% of the Class B units of the Partnership.

JPB Real Estate LLC and Maisie Brown LLC, entities beneficially owned by Jameson Brown and Harley Brown, together own HJB 2009 Holdings, LLC, which is managed by Sally E. Michael and owns 9,583 Class A units of the Partnership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2024 and has reported on the 2024 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit Fees
Recurring annual audits and quarterly reviews	$326,000	$316,000
Subtotal	326,000	316,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	125,000	105,000
Subtotal	125,000	105,000
Total Fees	$451,000	$421,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2024 and 2023 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 566)

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Income for the Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023 and 2022

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

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the Partnership) as of December 31, 2024, and 2023, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the consolidated financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Partnership’s annual analysis of net operating income, as well as management review controls to identify potential events which could indicate impairment. We examined and evaluated (i) the Partnership’s net operating income trend analysis; (ii) the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) the reasonableness of significant assumptions and methods used in developing the undiscounted cash flow estimates. When the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

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

Boston, MA

March 14, 2025

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Rental Properties	$278,516,649	$269,804,946
Cash and Cash Equivalents	17,615,940	18,230,463
Rents Receivable	1,220,761	953,761
Real Estate Tax Escrows	2,598,073	2,229,703
Investment in U.S. Treasury Bills	83,586,405	84,700,751
Prepaid Expenses and Other Assets	8,553,360	8,369,775
Investments in Unconsolidated Joint Ventures	1,417,470	1,441,291
Total Assets	$393,508,658	$385,730,690
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$406,205,910	$408,660,292
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,531,881	26,707,807
Accounts Payable and Accrued Expenses	9,004,962	5,720,088
Advance Rental Payments and Security Deposits	10,199,807	9,996,887
Total Liabilities	455,942,560	451,085,074
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,676 and 117,431 units outstanding in 2024 and 2023 respectively	(62,433,902)	(65,354,384)
Total Liabilities and Partners’ Capital	$393,508,658	$385,730,690

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$79,762,964	$73,892,393	$67,560,662
Laundry and sundry income	769,586	588,975	733,064
	80,532,550	74,481,368	68,293,726
Expenses
Administrative	2,935,887	2,900,432	2,731,284
Depreciation and amortization	16,983,336	16,773,045	16,373,429
Management fee	3,178,006	2,948,066	2,716,514
Operating	7,800,574	7,748,910	7,324,691
Renting	1,148,593	1,004,666	639,235
Repairs and maintenance	13,115,843	13,366,079	11,270,589
Taxes and insurance	9,999,058	9,954,214	9,149,837
Property impairment	—	971,109	—
	55,161,297	55,666,521	50,205,579
Income Before Other Income (Expense)	25,371,253	18,814,847	18,088,147
Other Income (Expense)
Interest income	4,465,557	4,486,603	1,055,338
Interest expense	(15,457,325)	(15,723,733)	(15,045,477)
Income from investments in unconsolidated joint ventures	1,282,102	876,233	499,783
Other (Loss)	—	—	(874,517)
	(9,709,666)	(10,360,897)	(14,364,873)
Net Income	$15,661,587	$8,453,950	$3,723,274

Net Income per Unit	$133.83	$71.34	$30.99
Weighted Average Number of Units Outstanding	117,022	118,500	120,160

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
Net income	$15,661,587	$8,453,950	$3,723,274
Other comprehensive income
Net unrealized gain (loss) on derivative instruments for interest rate swaps	172,585	(58,554)	294,931
Comprehensive income	$15,834,172	$8,395,396	$4,018,205

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,356)	$(9,338,738)	$(491,513)	—	$(49,292,608)
Distribution to Partners	—	—	—	—	—	—	(7,414,385)	(1,760,916)	(92,680)	—	(9,267,981)
Stock Buyback	—	—	—	—	2,261	(2,261)	(4,262,338)	(1,011,403)	(53,232)	—	(5,326,973)
Net Income	—	—	—	—	—	—	2,978,619	707,421	37,233	—	3,723,274
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	294,931	294,931
Balance December 31 , 2022	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,460)	$(11,403,636)	$(600,192)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(7,963,910)	(1,891,429)	(99,549)	—	(9,954,888)
Stock Buyback	—	—	—	—	1,824	(1,824)	(3,141,917)	(744,437)	(39,181)	—	(3,925,535)
Net Income	—	—	—	—	—	—	6,763,160	1,606,251	84,540	—	8,453,950
Net unrealized loss on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(58,554)	(58,554)
Balance December 31, 2023	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	$(12,433,251)	$(654,383)	$236,377	$(65,354,384)
Distribution to Partners	—	—	—	—	—	—	(8,995,647)	(2,136,466)	(112,446)	—	(11,244,559)
Stock Buyback	—	—	—	—	755	(755)	(1,335,855)	(316,612)	(16,664)	—	(1,669,131)
Net Income	—	—	—	—	—	—	12,529,270	2,975,701	156,616	—	15,661,587
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—			—	172,585	$172,585
Balance December 31, 2024	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	$(11,910,628)	$(626,877)	408,962	$(62,433,902)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$15,661,587	$8,453,950	$3,723,274
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,983,336	16,773,045	16,373,429
Amortization of deferred finance costs	379,784	379,784	451,937
(Income) from investments in joint ventures	(1,282,102)	(876,233)	(499,783)
Interest Accrued on Treasury Bills	206,525	(571,122)	(573,483)
Property Impairment	—	971,109	—
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	132,500	139,000	125,000
(Increase) Decrease in rents receivable	(267,000)	(297,947)	279,489
Increase (Decrease) in accounts payable and accrued expense	511,328	(1,551,636)	2,946,848
(Increase) in real estate tax escrow	(368,370)	(286,023)	(1,081,983)
(Increase) Decrease in prepaid expenses and other assets	(226,029)	83,670	(868,084)
Increase in advance rental payments and security deposits	202,920	964,307	663,083
Total Adjustments	16,272,892	15,727,954	17,816,453
Net cash provided by operating activities	31,934,479	24,181,904	21,539,727
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	4,997,500	3,602,000	1,240,000
Investment in U.S. Treasury Bills	(181,116,086)	(176,450,397)	(177,852,043)
Proceeds from U.S. Treasury Bills	182,023,907	181,226,384	89,519,910
Improvement of rental properties	(10,023,881)	(9,288,744)	(5,981,125)
Developing of rental property and other related costs	(12,457,016)	—	—
Purchase of rental property	—	(38,032,293)	—
Net cash (used in) investing activities	(16,575,576)	(38,943,050)	(93,073,258)
Cash Flows from Financing Activities
Payment of financing costs	(225,570)	(3,000)	—
Proceeds of mortgage notes payable	—	—	41,889,433
Principal payments of mortgage notes payable	(2,834,166)	(2,685,691)	(2,283,733)
Stock buyback	(1,669,131)	(3,925,535)	(5,326,973)
Distributions to partners	(11,244,559)	(9,954,888)	(9,267,981)
Net cash (used in) provided by financing activities	(15,973,426)	(16,569,114)	25,010,746
Net (Decrease) in Cash and Cash Equivalents	(614,523)	(31,330,260)	(46,522,785)
Cash and Cash Equivalents, at beginning of period	18,230,463	49,560,723	96,083,508
Cash and Cash Equivalents, at end of period	$17,615,940	$18,230,463	$49,560,723

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 31 properties which include 22 residential buildings and properties; 5 mixed use residential, retail and office properties; 4 commercial properties, and individual units at one condominium complex. These properties total 2,943 apartment units, 19 condominium units and approximately 131,000 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

DECEMBER 31, 2024

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

DECEMBER 31, 2024

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $380,000, $380,000 and $452,000 for the years ended December 31, 2024, 2023 and 2022 respectively.

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

DECEMBER 31, 2024

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had comprehensive income of approximately $173,000 in 2024, a comprehensive loss of approximately $59,000 in 2023, and comprehensive income of approximately $295,000 for 2022.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2024, 2023, or 2022. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2024, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 4.67%. At December 31, 2024 and 2023, respectively approximately $16,551,000 and $18,711,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $369,084, $359,309 and $239,250 in 2024, 2023 and 2022, respectively.

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

DECEMBER 31, 2024

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. For the year ended December 31,2024, there was approximately $183,000 of capitalized interest. For the years ended December 31, 2023 and 2022 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2024, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2024, the Partnership and Subsidiary Partnerships owned two commercial shopping center in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2024 with a total of 688 units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Rental properties consist of the following:

	December 31, 2024	December 31, 2023	Useful Life
Land, improvements and parking lots	$101,397,349	$99,162,143	15	-	40	years
Buildings and improvements	279,272,215	276,167,618	15	-	40	years
Construction in Progress	16,758,245	1,818,716
Kitchen cabinets	14,187,702	16,137,828	5	-	10	years
Carpets	14,545,300	13,127,838	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	475,931	568,716	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	21,911,223	21,348,556	5	-	30	years
Motor vehicles	236,697	232,954			5	years
Fences	101,506	91,620	5	-	15	years
Furniture and fixtures	9,047,454	8,365,039	5	-	7	years
Total fixed assets	461,409,491	440,496,897
Less: Accumulated depreciation	(182,892,842)	(170,691,951)
	$278,516,649	$269,804,946

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NEED 12/31/24 F/A SCHEDULE ADDNS / DELETIONS				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$33,145,648	$2,112,000	$8,593,109	$10,131,924	$2,268,528	$18,725,033	$20,993,561	$16,208,085	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$992,711	$684,000	$4,108,711	$4,792,711	$3,123,514	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$11,214,000	$177,610	$1,478,359	$1,706,318	$177,610	$3,184,677	$3,362,287	$2,570,878	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$5,440,000	$342,000	$1,367,669	$966,750	$342,000	$2,334,419	$2,676,419	$2,040,060	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$32,325,000	$1,410,000	$5,664,816	$7,376,561	$1,410,000	$13,041,377	$14,451,377	$8,213,836	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$8,190,000	$91,400	$740,360	$3,160,364	$91,400	$3,900,724	$3,992,124	$1,780,436	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$3,629,770	$1,341,737	$8,457,497	$214,659	$1,341,737	$8,672,156	$10,013,893	$4,722,614	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline,Massachusetts	$—	$2,362,795	$4,613,786	$396,087	$2,362,795	$5,009,873	$7,372,668	$2,114,943	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$31,336,828	$15,413,457	$45,435,317	$(7,956,599)	$15,413,457	$37,478,718	$52,892,174	$18,445,291	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$18,970,055	$7,973,547	$26,104,062	$(2,314,505)	7,973,547	$23,789,557	$31,763,105	7,184,396	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$984,522	$2,551,647	$225,807	$984,522	$2,777,454	$3,761,976	$1,205,077	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$26,666,000	$2,245,236	$12,254,764	$7,290,908	$2,245,236	$19,545,672	$21,790,908	$14,856,258	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$3,960,000	$156,000	$634,085	$470,131	$156,000	$1,104,216	$1,260,216	$901,683	Dec. 1996	(3)
Linhart L.P. Residential / Commercial, Newton, Massachusetts	$—	$385,000	$1,540,000	$1,916,402	$385,000	$3,456,402	$3,841,402	$2,814,097	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	$12,689,705	$40,677,685	$3,132,843	12,689,705	$43,810,528	$56,500,232	14,596,138	Dec. 2019	(3)
Mill Street Development,Woburn, Massachusetts	$—	$1,376,031	$1,123,969	$14,631,473	1,376,031	$15,755,442	$17,131,474	—	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$10,322,000	$1,516,015	$5,697,465	$1,929,626	$1,516,015	$7,627,091	$9,143,105	$5,738,167	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$12,683,000	$1,200,620	$3,497,393	$2,379,430	$1,200,620	$5,876,823	$7,077,444	$5,732,234	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$9,608,000	$77,454	$847,050	$1,320,693	$77,454	$2,167,743	$2,245,198	$1,616,847	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$17,105,000	$1,278,412	$4,732,192	$6,620,483	$1,278,412	$11,352,675	$12,631,087	$8,539,907	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$7,755,055	$23,446,875	$401,218	$7,755,055	$23,848,093	$31,603,148	$8,855,972	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$9,543,000	$109,697	$550,605	$2,563,250	$109,697	$3,113,855	$3,223,552	$1,299,071	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$164,214	$23,346	$355,021	$378,368	$315,084	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$26,993,000	$4,686,728	$18,746,911	$686,148	$4,686,728	$19,433,059	$24,119,787	$14,213,187	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$5,935,643	$3,280,000	$4,920,000	$521,762	$3,280,000	$5,441,762	$8,721,762	$4,322,108	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$19,266,000	$1,719,517	$7,180,984	$3,588,269	$1,719,517	$10,769,253	$12,488,769	$8,900,504	Dec. 1999	(3)
Westgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$4,494,000	$191,275	$4,332,377	$335,604	$191,275	$4,667,981	$4,859,256	$3,582,655	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$38,475,000	$521,495	$2,364,441	$7,264,671	$521,495	$9,629,112	$10,150,607	$6,686,894	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$21,378,432	$11,754,450	$33,234,878	$(3,242,049)	$11,754,450	$29,992,829	$41,747,280	$9,638,270	July 2017	(3)
653 Worcester Rd, Framingham,Massachusetts	$—	3,415,051	4,496,849	1,218,488	3,415,051	5,715,337	9,130,389	883,250	Jan.2023	(3)
Shawmut Place LLC Boston, Massachuseyys	$—	7,297,401	12,249,725	7,746,086	7,297,401	19,995,811	27,293,212	1,791,386	July.2023	(3)
	$408,605,376	$94,571,556	$290,841,677	$75,839,727	$94,728,084	$366,681,404	$461,409,491	$182,892,842
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.
(3)	In 2024, rental properties were depreciated over the following estimated useful lives.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2024	2023	2022
Rental Properties
Balance, Beginning	$440,496,897	$400,703,910	$400,588,242
Additions:
Buildings, improvements and other assets	10,314,913	43,680,497	5,981,125
Construction in Progress	14,939,529	1,818,716	—
	465,751,339	446,203,123	406,569,367
Deduct:
Write-offs of retired or disposed assets	4,341,848	4,580,382	5,865,457
Impairments	—	1,125,844	—
Balance, Ending	$461,409,491	$440,496,897	$400,703,910
Accumulated Depreciation
Balance, Beginning	$170,691,951	$159,627,479	$149,233,040
Add:
Depreciation for the year	16,542,739	15,799,589	16,259,896
	187,234,690	175,427,068	165,492,936
Deduct
Accumulated depreciation of retired or disposed assets	4,341,848	4,580,382	5,865,457
Impairments	—	154,735	—
Balance, Ending	$182,892,842	$170,691,951	$159,627,479

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

DECEMBER 31, 2024

Consolidated Statements of Income. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt, currently at $5,935,643 as of December 31,2024, extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for 2 years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,454 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

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

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. The Partnership demolished the existing building structures in order to start construction in 2024. With the vacating of tenants, and the resulting loss of future cash, Management recorded an impairment charge in 2023 of approximately $971,000, the net book value of the building for the Mill Street Development property. In order to comply with the permanent financing requirements for a 40B project, Mill Street Development signed a term sheet for a loan of up to $15 million, to be funded upon completion of the development project. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project.

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. It is anticipated that approximately $14,769,000 will be incurred in 2025. As of December 31, 2024, the property, located at 57 Mill Street in Woburn, MA, and which will include 72 residential units comprising approximately 93,000 square feet, is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $15,231,000 million, and the total investment upon completion is anticipated to be approximately $30 million. Project costs will initially be funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as required by MassHousing under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank for a $15,000,000 loan to be funded upon completion of the project.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $3,178,000, $2,948,000 and $2,717,000 in 2024, 2023 and 2022, respectively.

The Partnership Agreement permits the General Partner or the Hamilton Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2024, 2023 and 2022, approximately $1,032,000, $1,289,000 and $747,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2024 expenses referred to above, approximately $175,000 consisted of repairs and maintenance, $296,000 of administrative expense and approximately $57,000 for renting expenses. Approximately $504,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2024, the Hamilton Company received approximately $935,000 from the Investment Properties of which approximately $751,000 was the management fee, approximately $101,000 was for construction, architectural services and supervision of capital projects, approximately $64,000 was for maintenance services, and approximately $19,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Hamilton Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $4,313,000, $4,180,000 and $3,875,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The Hamilton Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2024, 2023, and 2022, the Partnership recognized approximately $64,000, $64,000 and $85,000 respectively for the employer’s match contribution to the plan. See Note 16.

Bookkeeping and accounting functions are provided by the Hamilton Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2024, 2023 and 2022 the Hamilton Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2024, are various related entities of the Brown family, and five current and previous employees of the Hamilton Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 15 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2024, and a total of $16,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2024 and a total of $80,000 was paid for attendance and participation in such meetings.

Sally Michael is a Director of NewReal,Inc., and she is a partner at Saul Ewing LLP. Saul Ewing billed the Partnership for legal fees totaling $115,000, $121,000,and $84,000 for 2024, 2023, and 2022, respectively. In addition, Saul Ewing billed the Investment properties for legal fees totaling $60,000 and $24,000 for 2024 and 2023 respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,463,000 and $3,601,000 of security deposits are included in prepaid expenses and other assets at December 31, 2024 and 2023, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2024 and 2023, respectively, is approximately $2,260,000 and $1,784,000, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $334,000 and $677,000 net of accumulated amortization of approximately $1,215,000 and $872,000 at December 31, 2024 and 2023 respectively.

Financing fees in association with the refinancing and the line of credit of approximately $217,000 and $52,000 are net of accumulated amortization of approximately $60,000, and $130,000 at December 31, 2024 and 2023 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2024 and 2023, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2024, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,566,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2024, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.77% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,399,000 and $2,779,000 are net of accumulated amortization of approximately $1,733,000 and $1,353,000 at December 31, 2024 and 2023, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2024 are as follows:

2025—current maturities	$3,579,000
2026	25,088,000
2027	23,328,000
2028	31,875,000
2029	28,301,000
Thereafter	296,434,000
408,605,000
Less: unamortized deferred financing costs	2,399,000
$406,206,000

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

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

The breakout by property of the material balances in 2022 are as follows:

	PREVIOUS	CURRENT	DEFERRED
	MORTGAGE	MORTGAGE	FINANCE	PREPAYMENT
PROPERTY NAME	BALANCE	BALANCE	COSTS	PENALTY
Dean Street	$5,687,000	$10,322,000	$109,841	$160,943
School Street	13,178,000	26,993,000	287,159	171,676
Westgate Apartments	15,700,000	38,475,000	409,299	401,714
Courtyard at Westgate	2,500,000	4,494,000	47,831	100,211
	$37,065,000	$80,284,000	$854,130	$834,544

On October 14, 2022, the Partnership entered into a loan agreement with Brookline Bank refinancing its loan on 659-665 Worcester Road, Framingham, MA. The agreement pays down the loan on the existing debt of $5,954,546, which has amortized down to  $5,935,643 as of December 31, 2024, and extends the maturity until October 14, 2032, at a variable interest rate of SOFR rate plus 1.7%  on an interest only basis for 2 years and amortizing on a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. The agreement also allows for an earn out of up to an additional $1,495,454 once the property performance reaches a 1.35x debt service coverage ratio and the loan to value equates to at most 65%.

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of December 31, 2024, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 27 of its Subsidiary Partnerships and Joint Ventures. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2024 and 2023 respectively, amounts received for prepaid rents of approximately $3,454,000 and $3,078,000 are included in cash and cash equivalents, and security deposits of approximately $3,463,000 and $3,601,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2025. In addition to the quarterly distribution, there will be a special distribution of $96.00 per Class A unit ($3.20 per Receipt) payable on March 31, 2025.

In 2024, the Partnership paid an aggregate distribution of $96.00 per Unit ($3.20 per Receipt) for a total payment of $11,244,559 in 2024. In 2023 the Partnership paid a total distribution of an aggregate $84.00 per Unit ($2.80 per Receipt), for a total payment of $9,954,888.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2024	2023
Net Income per Depositary Receipt	$4.46	$2.38
Distributions per Depositary Receipt	$3.20	$2.80

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2024 are as follows:

Class A	50,840
Class B	12,074
General Partnership	635
63,549

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

On March 12, 2025, the General Partner authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units in such quantities, at such prices, in such manner and on such terms and conditions as the Authorized Persons determine are in the best interests of the Partnership; provided, however, that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed $5 million, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date hereof, (iii) no Depositary Receipt shall be repurchased( the “Repurchase Plan”); The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time;

From August 20, 2007 through December 31, 2024, the Partnership has repurchased 1,550,358 Depositary Receipts at an average price of $31.82 per receipt (or $954.60 per underlying Class A Unit), 4,537 Class B Units and 239 General Partnership Units, both at an average price of $1,289.00 per Unit, totaling approximately $56,090,000, inclusive of brokerage fees paid by the Partnership.

During the year ended December 31, 2024, the Partnership purchased a total of 18,124 Depositary Receipts. The average price was $73.55 per receipt or $2,206.50 per unit. The cost including commission was $1,335,855. The Partnership was required to repurchase 143.48 Class B Units and 7.55 General Partnership units at a cost of $316,612 and $16,664 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

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

NOTE 10. RENTAL INCOME

During the year ended December 31, 2024, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2024 as follows:

Commercial
Property Leases
2025	$3,380,837
2026	2,928,971
2027	2,561,508
2028	2,242,427
2029	1,726,315
Thereafter	8,699,145
$21,539,203

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $766,000, $683,000 and $541,000 for the years ended December 31, 2024, 2023 and 2022 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, MA. respectively, are approximately 32% of the total commercial rental income.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2025	$204,081	24,171	23	6%
2026	513,440	18,467	11	14%
2027	379,869	11,043	8	11%
2028	385,816	10,423	4	11%
2029	480,127	16,639	7	14%
2030	—	—	—	—%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	15%
Thereafter	947,722	27,140	3	26%
Totals	$3,555,439	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,085,000 and $1,195,000 at December 31, 2024 and 2023. Included in rents receivable at December 31, 2024 is approximately $572,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2024, 2023 and 2022, cash paid for interest was approximately $15,086,000, $15,356,000 and $14,425,000 respectively. Cash paid for state income taxes was approximately $147,000, $66,000 and $65,000 during the years ended December 31, 2024, 2023 and 2022 respectively. In 2024, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $2,774,000. In 2022, 5 properties were involved in a non-cash financing activity of approximately $43,000,000. Interest capitalized amounted to approximately $183,000 for the year ended December 31,2024, with no capitalized interest recorded for the years ended December 31, 2023 and 2022.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2024 and 2023, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2024 and December 31, 2023 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Partnership considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking,

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

U.S. Treasury Bills, and money market accounts.

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

At December 31, 2024 and 2023, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2024 and 2023, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2024 and 2023, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, treasury bills, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our cash equivalents, Treasury bills, and debt.

	Dec 31, 2024		Dec 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	17,615,940	17,615,940	18,230,463	18,230,463
Treasury bills	83,586,405	83,638,670	84,700,751	84,799,638
Total Assets	101,202,345	101,254,610	102,931,214	103,030,101

Liabilities
Mortgage payable *
- Partnership properties	406,205,910	351,384,919	408,660,292	359,092,343
- Investment properties	172,287,696	161,536,968	165,969,481	156,280,958
Total Liabilities	578,493,606	512,921,887	574,629,773	515,373,301

*Net of unamortized deferred financing costs

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2024 and 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $73,000 will be reclassified as a decrease to interest expense.

As of December 31, 2024, the Partnership had one interest rate swap outstanding with a notional amount of approximately $409,000 designated as cash flow hedges of interest rate risk. As of December 31, 2024, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023.

	Fair Value
Asset Derivatives designated	December 31,	December 31,
as hedging instruments	2024	2023	Balance sheet location
Interest rate swaps	$408,962	$236,377	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2024 and 2023

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on	Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2024	2023	2022	Income	2024	2023	2022	Derivative	2024	2023	2022

Interest rate swaps	$172,585	$(58,554)	$294,931	Interest expense	$—	$—	$—	Interest and other investment income (loss)	$(15,457,325)	$(15,723,733)	$(15,045,477)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $21,102,000 was approximately $5,440,000 more than statement income for the year ended December 31, 2024. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2024 is approximately $10,000,000 less than the statement basis. The primary reasons for the difference in tax basis are accelerated depreciation, bonus depreciation and other timing differences. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,000,000 less than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2024	2023	2022

	(in thousands)
Financial statement (“book”) net income (loss)	$15,662	$8,454	$3,723
Book/Tax differences from depreciation	3,610	(2,300)	4,160
Book/Tax differences from Investment Properties	104	351	1,258
Increase in prepaid rent and allowances	435	732	554
Other items	1,291	2,752	1,273
Taxable income	$21,102	$9,989	$10,968

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2024, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2024, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On August 23, 2023, Hamilton on Main Apartments, LLC (the “Borrower”), a 50% owned joint venture of the Partnership, received notice from KeyBank, as servicer for the lender of a $16,900,000 loan, indicating that the Borrower failed to comply with certain terms of the loan documents pertaining to the transfer of interests in the Borrower that occurred on the occasion of Harold Brown’s death, and that such transfer constitutes an event of default under the loan documents. While the Borrower has disputed that any events of default actually exist, it worked diligently with KeyBank to obtain KeyBank’s consent to the transfer. On March 8, 2024, the Borrower received notice from KeyBank that it was providing ex-post facto consent to the transfer of interest subject to certain conditions being met by the Borrower. The Partnership’s share of costs associated with the transfer of interests in the Borrower was approximately $107,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At December 31, 2024, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2024, the balance of this mortgage before unamortized deferred financing costs is approximately $8,243,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information as of December 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,004,114	$2,580,701	$4,157,090	$71,763	$3,922,243	$13,644,999	$70,572,004	$99,952,914
Cash & Cash Equivalents	1,443,698	63,207	165,608	18,352	204,938	632,190	3,217,273	5,745,266
Rent Receivable	202,234	71,060	2,679	1,655	2,278	50,479	96,173	426,558
Real Estate Tax Escrow	74,949	—	37,432	—	27,577	—	—	139,958
Prepaid Expenses & Other Assets	312,911	35,021	78,348	515	60,979	241,814	2,609,805	3,339,393
Total Assets	$7,037,906	$2,749,989	$4,441,157	$92,285	$4,218,015	$14,569,482	$76,495,255	$109,604,089
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,989,658	$—	$8,219,587	$—	$5,945,102	$23,354,144	$124,779,205	$172,287,696
Accounts Payable & Accrued Expense	297,308	4,000	82,623	3,332	53,813	305,519	700,072	1,446,667
Advance Rental Pmts & Security Deposits	372,656	—	262,266	—	167,307	509,294	3,229,774	4,541,297
Total Liabilities	10,659,622	4,000	8,564,476	3,332	6,166,222	24,168,957	128,709,051	178,275,660
Partners’ Capital	(3,621,716)	2,745,989	(4,123,319)	88,953	(1,948,207)	(9,599,475)	(52,213,796)	(68,671,571)
Total Liabilities and Capital	$7,037,906	$2,749,989	$4,441,157	$92,285	$4,218,015	$14,569,482	$76,495,255	$109,604,089
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,372,994	$—	$44,477	$—	$—	$—	1,417,470
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,810,859)	$—	$(2,061,661)	$—	$(974,105)	$(4,799,739)	$(20,885,518)	(30,531,881)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,114,411)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information for the year ended December 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,965,371	$241,884	$1,797,556	$103,239	$1,425,224	$4,146,753	$17,124,460	$26,804,487
Laundry and Sundry Income	11,914	—	—	—	—	50,589	192,558	255,061
	1,977,285	241,884	1,797,556	103,239	1,425,224	4,197,342	17,317,018	27,059,548
Expenses
Administrative	21,123	5,002	32,052	3,438	17,615	115,474	197,474	392,178
Depreciation and Amortization	466,653	11,709	346,729	3,264	335,460	1,094,296	3,720,244	5,978,355
Management Fees	78,958	9,157	70,511	4,199	56,955	172,193	359,051	751,024
Operating	425,064	—	79,274	174	114,546	469,818	1,317,364	2,406,240
Renting	36,554	—	28,812	116	17,260	121,291	123,415	327,448
Repairs and Maintenance	244,133	—	144,504	6,478	160,089	733,621	1,985,001	3,273,826
Taxes and Insurance	283,858	67,749	195,475	19,178	158,746	453,032	2,667,779	3,845,817
	1,556,343	93,617	897,357	36,847	860,671	3,159,725	10,370,328	16,974,888
Income Before Other Income	420,942	148,267	900,199	66,392	564,553	1,037,617	6,946,690	10,084,660
Other Income (Loss)
Interest Expense	(782,293)	—	(335,778)	—	(237,599)	(968,928)	(5,123,727)	(7,448,325)
Other(Expense)		—		—	—	75,665		75,665
Interest income	44,314	1,909	8,733	793	9,078	64,292	109,603	238,722
	(737,979)	1,909	(327,045)	793	(228,521)	(828,971)	(5,014,124)	(7,133,938)
Net (Loss) Income	$(317,037)	$150,176	$573,154	$67,185	$336,032	$208,646	$1,932,566	$2,950,722
Net (Loss) Income —NERA 50%	$(158,519)	$75,088	$286,576	$33,593	$168,016	$104,323		509,077
Net Income —NERA 40%							$773,025	773,025
								$1,282,102

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Future annual mortgage maturities at December 31, 2024 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2025	$10,000,000	$249,333	$—	$—	$—	$10,249,333
12/31/2026		259,155	—	—	—	259,155
12/31/2027	—	269,364	—	—	—	269,364
12/31/2028	—	7,465,040	—	—	125,000,000	132,465,040
12/31/2029	—		—	—	—	—
Thereafter	—	—	6,000,000	23,589,000	—	29,589,000
	10,000,000	8,242,892	6,000,000	23,589,000	125,000,000	172,831,892
Less: unamortized deferred financing costs	(10,342)	(23,305)	(54,898)	(234,856)	(220,795)	(544,196)
	$9,989,658	$8,219,587	$5,945,102	$23,354,144	$124,779,205	$172,287,696

At December 31, 2024 the weighted average interest rate on the above mortgages was 4.34%. The effective rate was 4.41% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information as of December 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,403,706	$2,583,190	$4,481,606	$75,027	$4,190,275	$12,493,492	$73,179,575	$102,406,871
Cash & Cash Equivalents	1,141,751	108,348	155,557	16,339	148,334	1,204,116	1,904,290	4,678,735
Rent Receivable	208,968	78,753	117	4,120	2,957	22,319	115,904	433,138
Real Estate Tax Escrow	75,475	—	29,290	—	34,998	136,711	—	276,474
Prepaid Expenses & Other Assets	320,627	44,182	73,604	505	50,327	227,421	2,494,734	3,211,400
Total Assets	$7,150,527	$2,814,473	$4,740,174	$95,991	$4,426,891	$14,084,059	$77,694,503	$111,006,618
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,975,869	$—	$8,452,812	$—	$5,936,919	$16,889,299	$124,714,582	$165,969,481
Accounts Payable & Accrued Expense	141,743	3,000	64,335	3,486	50,990	352,780	742,749	1,359,083
Advance Rental Pmts& Security Deposits	337,593	20,660	304,499	735	173,222	500,103	3,033,534	4,370,346
Total Liabilities	10,455,205	23,660	8,821,646	4,221	6,161,131	17,742,182	128,490,865	171,698,910
Partners’ Capital	(3,304,678)	2,790,813	(4,081,472)	91,770	(1,734,240)	(3,658,123)	(50,796,362)	(60,692,292)
Total Liabilities and Capital	$7,150,527	$2,814,473	$4,740,174	$95,991	4,426,891	$14,084,059	$77,694,503	$111,006,618
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,395,406	$—	$45,885	$—	$—	$—	$1,441,291
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,652,340)	$—	$(2,040,737)	$—	$(867,121)	$(1,829,063)	$(20,318,546)	(26,707,807)
Total Investment in Unconsolidated Joint Ventures (Net)								$(25,266,517)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information for the year ended December 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,831,196	$241,884	$1,709,429	$98,734	$1,334,250	$3,879,734	$16,461,345	$25,556,572
Laundry and Sundry Income	3,691	—	115	—	—	23,163	137,498	164,467
	1,834,887	241,884	1,709,544	98,734	1,334,250	3,902,897	16,598,843	25,721,039
Expenses
Administrative	20,455	3,020	30,349	3,300	20,021	92,589	262,394	432,128
Depreciation and Amortization	470,253	11,709	346,856	3,264	339,605	1,065,353	3,685,524	5,922,564
Management Fees	72,806	10,489	67,116	4,011	53,347	152,943	338,355	699,067
Operating	284,173	—	89,139	807	105,254	455,086	1,279,434	2,213,893
Renting	61,559	—	52,686	13	5,801	54,856	107,250	282,165
Repairs and Maintenance	178,816	—	150,845	—	94,262	625,687	1,902,110	2,951,720
Taxes and Insurance	281,346	61,557	193,215	17,165	147,197	527,665	2,630,668	3,858,813
	1,369,408	86,775	930,206	28,560	765,487	2,974,179	10,205,735	16,360,350
Income Before Other Income	465,479	155,109	779,338	70,174	568,763	928,718	6,393,108	9,360,689
Other Income (Loss)
Interest Expense	(752,933)	—	(344,847)	—	(237,749)	(788,376)	(5,026,076)	(7,149,981)
Other Expenses	—	—	—	—	—	(213,240)	—	(213,240)
Interest income	6,830	375	1,593	161	2,592	7,376	11,861	30,788
	(746,103)	375	(343,254)	161	(235,157)	(994,240)	(5,014,215)	(7,332,433)
Net Income (Loss)	$(280,624)	$155,484	$436,084	$70,336	$333,606	$(65,522)	$1,378,893	$2,028,256
Net Income (Loss)—NERA 50%	$(140,312)	$77,741	$218,041	$35,167	$166,802	$(32,762)		324,677
Net Income —NERA 40%							$551,556	551,556
								$876,233

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information for the year ended December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,829,640	$2,585,680	$4,810,934	$78,291	$4,467,772	$13,456,133	$75,907,107	$107,135,557
Cash & Cash Equivalents	985,849	110,907	358,016	29,065	328,742	1,377,250	3,866,113	7,055,942
Rent Receivable	202,221	78,436	—	4,915	2,600	9,565	106,165	403,902
Real Estate Tax Escrow	74,423	—	27,771	—	34,842	130,911	—	267,947
Prepaid Expenses & Other Assets	321,912	53,316	111,018	493	26,238	186,990	2,288,330	2,988,297
Total Assets	$7,414,045	$2,828,339	$5,307,739	$112,764	$4,860,194	$15,160,849	$82,167,715	$117,851,645
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,962,080	$—	$8,676,945	$—	$5,928,736	$16,873,248	$124,649,959	$166,090,968
Accounts Payable & Accrued Expense	165,576	43,000	84,025	23,329	162,623	556,239	2,012,851	3,047,643
Advance Rental Pmts& Security Deposits	310,443	—	269,326	—	171,680	463,963	2,950,161	4,165,573
Total Liabilities	10,438,099	43,000	9,030,296	23,329	6,263,039	17,893,450	129,612,971	173,304,184
Partners’ Capital	(3,024,054)	2,785,339	(3,722,557)	89,435	(1,402,845)	(2,732,601)	(47,445,256)	(55,452,539)
Total Liabilities and Capital	$7,414,045	$2,828,339	$5,307,739	$112,764	$4,860,194	$15,160,849	$82,167,715	$117,851,645
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,392,670	$—	$44,718	$—	$—	$—	1,437,387
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,512,027)	$—	$(1,861,278)	$—	$(701,422)	$(1,366,300)	$(18,978,102)	(24,419,129)
								$(22,981,742)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2024

Summary financial information for the year ended December 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,640,480	$296,313	$1,516,329	$102,802	$1,212,854	$3,644,802	$15,136,724	$23,550,304
Laundry and Sundry Income	17,652	—	245	—	—	77,589	135,607	231,093
	1,658,132	296,313	1,516,574	102,802	1,212,854	3,722,391	15,272,331	23,781,397
Expenses
Administrative	19,543	6,548	33,656	2,793	14,579	68,948	218,772	364,839
Depreciation and Amortization	478,538	11,709	346,793	3,264	338,919	1,081,096	3,768,367	6,028,686
Management Fees	75,216	11,468	59,715	4,160	48,548	146,115	316,813	662,035
Operating	229,528	—	76,108	1,344	129,232	400,489	1,167,733	2,004,434
Renting	25,926	—	32,332	—	9,873	51,327	91,041	210,499
Repairs and Maintenance	185,275	3,180	184,057	—	106,689	626,909	1,694,941	2,801,051
Taxes and Insurance	266,024	63,139	182,098	18,513	153,117	513,699	2,503,801	3,700,391
	1,280,050	96,044	914,759	30,074	800,957	2,888,583	9,761,468	15,771,935
Income Before Other Income	378,082	200,269	601,815	72,728	411,897	833,808	5,510,863	8,009,462
Other Income (Loss)
Interest Expense	(412,329)	—	(351,175)	—	(237,851)	(759,704)	(5,081,626)	(6,842,685)
Interest Income	—	—	—	—	—	(81,360)	—	(81,360)
	(412,329)	—	(351,175)	—	(237,851)	(841,064)	(5,081,626)	(6,924,045)
Net Income (Loss)	$(34,247)	$200,269	$250,640	$72,729	$174,046	$(7,256)	$429,237	$1,085,417
Net Income (Loss)—NERA 50%	$(17,124)	$100,134	$125,320	$36,365	$87,023	$(3,629)		328,089
Net Income —NERA 40%							$171,695	171,695
								$499,783

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

The amounts contributed by employees are immediately vested and non-forfeitable. Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2024, 2023 and 2022 was approximately $64,000, $64,000 and $85,000 respectively.

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard on disaggregation of income statement expenses, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Partnership is currently evaluating the impact of the new rules on its disclosures.

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board and management oversight and risk management activities, the material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects and costs of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay of the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosures, which would have been effective for annual periods beginning January 1, 2026. The Partnership is currently evaluating the impact of the new rules on its disclosures.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Total
Revenue	$19,893,399	$20,050,566	$20,209,035	$20,379,550	$80,532,550
Expenses	14,141,625	13,512,402	13,738,359	13,768,911	55,161,297
Income Before Other Income	5,751,774	6,538,164	6,470,676	6,610,639	25,371,253
Other Expenses	(2,288,178)	(2,465,438)	(2,561,278)	(2,394,772)	(9,709,666)
Net Income	$3,463,596	$4,072,726	$3,909,398	$4,215,867	$15,661,587
Net Income Per Unit	$29.51	$34.77	$33.44	$36.11	$133.83
Net Income Per Depositary Receipt	$0.98	$1.16	$1.11	$1.21	$4.46

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Total
Revenue	$17,691,686	$18,101,036	$18,961,642	$19,727,004	$74,481,368
Expenses	13,240,321	13,362,686	14,062,381	15,001,133	55,666,521
Income Before Other Income	4,451,365	4,738,350	4,899,261	4,725,871	18,814,847
Other Expenses	(2,696,990)	(2,513,746)	(2,724,035)	(2,426,126)	(10,360,897)
Net Income	$1,754,375	$2,224,604	$2,175,226	$2,299,745	$8,453,950
Net Income Per Unit	$14.72	$18.73	$18.38	$19.51	$71.34
Net Income Per Depositary Receipt	$0.49	$0.62	$0.61	$0.65	$2.38

NOTE 19. SUBSEQUENT EVENTS

From January 1, 2025 through March 12, 2025, the Partnership has purchased 84 Depository Receipts.

In March 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2025. In addition to the quarterly distribution, there will be a special distribution of $96.00 per Class A unit ($3.20 per Receipt) payable on March 31, 2025.

NOTE 20. QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2024:
Deducted from asset accounts:
Allowance for doubtful accounts	1,194,711	1,069,603		1,179,316	1,084,998
Year Ended December 31, 2023:
Deducted from asset accounts:
Allowance for doubtful accounts	1,007,025	1,462,371		1,274,685	1,194,711
Year Ended December 31, 2022:
Deducted from asset accounts:
Allowance for doubtful accounts	831,576	845,551		670,102	1,007,025
(a)	Uncollectible accounts written off

NOTE 21. SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”). The CODM determines how resources should be allocated and assesses performance on a regular basis. The Partnership’s CODM is the Partnership’s Treasurer and Director.

The Partnership operates as a single business segment, focusing on the ownership, operation and development of its multifamily and commercial real estate portfolio located in the city of Boston, surrounding suburbs, and southern New Hampshire. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The CODM is regularly provided with financial reporting packages which include the financial statements presented herein.

The CODM evaluates the performance of the Partnership on a consolidated basis, based upon consolidated Income Before Other Income (Expense), to make decisions about the Partnership’s operations and resource allocation. Consolidated Income Before Other Income (Expense) is used to monitor budget versus actual results. The significant expenses of the Partnership are presented within the Consolidated Statements of Income.

The CODM manages our portfolio as a whole and decisions regarding investments are made collectively based on the inputs above. Accordingly, the Partnership consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment. Since the Partnership operates in a single segment, the segment information is consistent with the consolidated statements of operations and comprehensive income (loss). Therefore, no reconciliation is necessary.

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

(97)	New England Realty Associates Limited Partnership Clawback Policy
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 14, 2025
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 14, 2025
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ David Aloise	Director of the General Partner	March 14, 2025
David Aloise

/s/ Martina Alibrandi	Director of the General Partner	March 14, 2025
Martina Alibrandi

/s/ Andrew Bloch	Director of the General Partner	March 14, 2025
Andrew Bloch

/s/ Sally Michael	Director of the General Partner	March 14, 2025
Sally Michael

/s/ David Reier	Director of the General Partner	March 14, 2025
David Reier