Form 10-Q
period 2025-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2025-05-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 93,290 of the registrant’s Class A units (2,798,703 Depositary Receipts) of limited partnership issued and outstanding and 22,156 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS
Rental Properties	$282,997,706	$278,516,649
Cash and Cash Equivalents	30,863,737	17,615,940
Rents Receivable	1,094,839	1,220,761
Real Estate Tax Escrows	2,531,833	2,598,073
Investment in U.S. Treasury Bills	58,032,985	83,586,405
Prepaid Expenses and Other Assets	8,284,247	8,553,360
Investments in Unconsolidated Joint Ventures	1,412,305	1,417,470
Total Assets	$385,217,652	$393,508,658
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$405,484,379	$406,205,910
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,646,589	30,531,881
Accounts Payable and Accrued Expenses	10,257,587	9,004,962
Advance Rental Payments and Security Deposits	10,206,881	10,199,807
Total Liabilities	456,595,436	455,942,560
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,672 and 116,676 units outstanding in 2025 and 2024 respectively	(71,377,784)	(62,433,902)
	$385,217,652	$393,508,658

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$20,496,120	$19,710,432
Laundry and sundry income	192,774	182,967
	20,688,894	19,893,399
Expenses
Administrative	621,266	762,019
Depreciation and amortization	3,904,983	4,227,582
Management fee	818,409	788,607
Operating	3,278,374	2,645,493
Renting	278,329	387,599
Repairs and maintenance	2,858,269	2,847,957
Taxes and insurance	2,695,817	2,482,368
	14,455,447	14,141,625
Income Before Other Income (Expense)	6,233,447	5,751,774
Other Income (Expense)
Interest income	991,075	1,177,547
Interest expense	(3,791,432)	(3,907,016)
Income from investments in unconsolidated joint ventures	362,629	441,291
	(2,437,728)	(2,288,178)
Net Income	$3,795,719	$3,463,596

Net Income per Unit	$32.53	$29.51
Weighted Average Number of Units Outstanding	116,674	117,354

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
Net income	$3,795,719	$3,463,596
Other comprehensive (loss) income :
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(129,890)	142,034
Comprehensive income	$3,665,829	$3,605,630

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners' Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	$(12,433,251)	$(654,383)	$236,377	$(65,354,385)
Distribution to Partners	—	—	—	—	—	—	(5,631,164)	(1,337,401)	(70,390)	—	(7,038,955)
Stock Buyback	—	—	—	—	119	(119)	(202,882)	(47,983)	(2,525)	—	(253,390)
Net Income	—	—	—	—	—	—	2,770,877	658,083	34,636	—	3,463,596
Net unrealized income on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	142,034	142,034
Balance March 31 , 2024	144,180	34,243	1,802	180,225	62,913	117,312	(55,566,297)	(13,160,552)	(692,662)	378,411	(69,041,100)

Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	(11,910,628)	(626,877)	408,962	(62,433,902)
Distribution to Partners	—	—	—	—			(10,080,525)	(2,394,125)	(126,007)	—	(12,600,657)
Stock Buyback	—	—	—		4	(4)	(6,898)	(1,603)	(552)		(9,053)
Net Income	—	—	—	—	—	—	3,036,575	721,187	37,957	—	3,795,719
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(129,890)	(129,890)

Balance March 31, 2025	144,180	34,243	1,802	180,225	63,553	116,672	$(57,356,208)	$(13,585,169)	$(715,479)	279,072	$(71,377,784)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$3,795,719	$3,463,596
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury Bills	104,961	(1,161,305)
Depreciation and amortization	3,904,983	4,227,582
Amortization of deferred finance costs	94,946	94,946
(Income) from investments in joint ventures	(362,629)	(441,291)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	32,500	52,500
Decrease in rents receivable	125,922	87,771
(Decrease) in accounts payable and accrued expense	(2,390,536)	(303,116)
Decrease (Increase) in real estate tax escrow	66,240	(102,307)
Decrease in prepaid expenses and other assets	98,449	266,086
Increase (Decrease) in advance rental payments and security deposits	7,074	(60,715)
Total Adjustments	1,681,910	2,660,151
Net cash provided by operating activities	5,477,629	6,123,747
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	450,000	525,000
Investment in U.S. Treasury Bills	(31,060,131)	(38,989,940)
Proceeds from U.S. Treasury Bills	56,508,589	55,407,000
Developing of rental property and other related costs	(2,589,943)	(2,111,993)
Improvement of rental properties	(2,112,160)	(2,395,243)
Net cash provided by investing activities	21,196,355	12,434,824
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(816,477)	(694,945)
Stock buyback	(9,053)	(253,390)
Distributions to partners	(12,600,657)	(7,038,955)
Net cash (used in) provided by financing activities	(13,426,187)	(7,987,290)
Net Increase in Cash and Cash Equivalents	13,247,797	10,571,281
Cash and Cash Equivalents, at beginning of period	17,615,940	18,230,463
Cash and Cash Equivalents, at end of period	$30,863,737	$28,801,744

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying values of some investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. (See Note 15: Investment in Unconsolidated Joint Ventures.)

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $95,000 and $95,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Investments in Treasury Bills: Investments in U.S. Treasury bills had been recorded at amortized cost and classified as held to maturity as the Partnership had the intent and the ability to hold them until they mature. The carrying value of the Treasury bills were adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury bills is recognized in interest income in the Partnership’s consolidated statement of income. Management has reclassified the Treasury Bills to “available for sale”, as they may be sold in conjunction with the upcoming purchase of the Hill Estate Properties. See subsequent events Note 19. The carrying value approximates fair value.

Segment Reporting: Operating segments are revenue producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $130,000 and comprehensive income of approximately $142,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2025 or 2024. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2025, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 4.3%. At March 31, 2025 and December 31, 2024, respectively, approximately $35,065,000, and $16,551,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $98,000 and $152,000 for the three months ended March 31, 2025, and 2024, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2025 there was capitalized interest of approximately $149,000.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2025, the Partnership and its Subsidiary Partnerships owned 2,943 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2025, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline and commercial space in mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2025 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. The current contract value including change orders is approximately $30.3 million. It is anticipated that approximately $15,300,000 will be incurred in 2025. As of March 31, 2025, the property, located at 57 Mill Street in Woburn, MA, and which will include 72 residential units comprising approximately 93,000 square feet, is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $23,195,000 million, and the total investment upon completion is anticipated to be approximately $33 million, including soft costs, imputed interest, and taxes. Project costs will initially be funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as required by MassHousing under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank for a $15,000,000 loan to be funded upon completion of the project.

Rental properties consist of the following:

	March 31, 2025	December 31, 2024	Useful Life
Land, improvements and parking lots	$101,397,349	$101,397,349	15	-	40	years
Buildings and improvements	280,080,887	279,272,215	15	-	40	years
Construction in progress	23,194,891	16,758,245			N/A
Kitchen cabinets	14,457,979	14,187,702	5	-	10	years
Carpets	14,840,793	14,545,300	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	475,931	475,931	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	22,140,100	21,911,223	5	-	30	years
Motor vehicles	236,697	236,697			5	years
Fences	101,506	101,506	5	-	15	years
Furniture and fixtures	9,352,755	9,047,454	5	-	7	years
Total fixed assets	469,754,757	461,409,491
Less: Accumulated depreciation	(186,757,051)	(182,892,842)
	$282,997,706	$278,516,649

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $818,000 and $789,000 for the three months ended March 31, 2025 and 2024, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2025 and 2024, approximately $195,000 and $206,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2025 expenses referred to above, approximately $36,000 consisted of repairs and maintenance, and $63,000 for administrative expense. Approximately $96,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2025, the Hamilton Company received approximately $215,000 from the Investment Properties of which approximately $193,000 was the management fee, approximately $5,000 for construction, architectural services, and supervision of capital projects, approximately $16,000 for repairs and maintenance, and approximately $1,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,074,000 and $1,100,000 for the three months ended March 31, 2025 and 2024, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2025, the Partnership accrued $16,000 for the employer’s match portion to the plan. For the three months ended March 31, 2024, the Partnership contributed $16,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2025 and 2024 the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $9,000 and $46,000 for the three months ended March 31, 2025 and 2024, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $2,000 for legal fees for the period ending March 31,2025.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,543,000, and $3,463,000 of security deposits are included in prepaid expenses and other assets at March 31, 2025 and December 31, 2024, respectively.

Also, included in prepaid expenses and other assets at March 31, 2025 and December 31, 2024 is approximately $2,379,000 and $2,260,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $322,000 and $334,000 net of accumulated amortization of approximately $1,228,000 and $1,215,000 at March 31, 2025, and at December 31, 2024, respectively.

Financing fees in association with the line of credit of approximately $199,000 and $217,000 are net of accumulated amortization of approximately $26,000 and $8,000 at March 31, 2025 and December 31, 2024 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2025 and December 31, 2024, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2025, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,566,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2025, the weighted average interest rate on the above mortgages was 3.68%. The effective rate of 3.77% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,305,000 and $2,399,000 are net of accumulated amortization of approximately $1,827,000 and $1,733,000 at March 31, 2025 and December 31, 2024, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2025 are as follows:

2026—current maturities	$22,056,000
2027	6,601,000
2028	23,239,000
2029	58,851,000
2030	814,000
Thereafter	296,228,000
407,789,000
Less: unamortized deferred financing costs	2,305,000
$405,484,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of March 31, 2025, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2025, amounts received for prepaid rents of approximately $3,457,000 are included in cash and cash equivalents, and security deposits of approximately $3,543,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2025. In addition to the quarterly distribution, there was a special distribution of $96.00 per Class A unit ($3.20 per Receipt) payable on March 31, 2025.

In 2024 the Partnership paid a total distribution of an aggregate $96.00 per Unit ($3.20 per Receipt) for a total payment of $11,244,559.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2025	2024
Net Income per Depositary Receipt	$1.08	$0.98
Distributions per Depositary Receipt	$3.60	$2.00

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2025 are as follows:

Class A	50,843
Class B	12,075
General Partnership	635
63,553

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

On March 12, 2025, the General Partner authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units in such quantities, at such prices, in such manner and on such terms and conditions as the Authorized Persons determine are in the best interests of the Partnership; provided, however, that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed $5 million, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, (iii) no Depositary Receipt shall be repurchased in excess of $95 per depositary receipt ( the “Repurchase Plan”). The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time.

From August 20, 2007 through March 31, 2025, the Partnership has repurchased 1,550,442 Depositary Receipts at an average price of $32.21 per receipt (or $966.32 per underlying Class A Unit), 4,538 Class B Units and 239 General Partnership Units, both at an average price of $1,289.00 per Unit, totaling approximately $56,100,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2025, the Partnership purchased a total of 84 Depositary Receipts. The average price was $80.34 per receipt, or $2,410.20 per unit. The cost including commission was approximately $6,900.The Partnership was required to repurchase 0.67 Class B Units and 0.04 General Partnership units at a cost of $1,603 and $552 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership. In addition, the Partnership has a contractual commitment of approximately $30,369,000 related to the ongoing construction project at the Mill Street Development.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2025, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31 2025 as follows:

Commercial
Property Leases
2026	$3,567,112
2027	3,112,257
2028	2,519,739
2029	2,160,265
2030	1,632,872
Thereafter	9,319,917
$22,312,162

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $184,000 and $211,000 for the three months ended March 31, 2025 and 2024 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2026	$363,480	23,754	25	10%
2027	437,222	21,475	11	12%
2028	260,284	7,652	5	7%
2029	528,676	13,535	6	15%
2030	367,467	14,327	6	10%
2031	—	—	—	—%
2032	—	—	—	—%
2033	110,600	1,106	1	3%
2034	533,784	20,897	2	15%
2035	—	—	—	—%
Thereafter	947,722	27,140	3	28%
Totals	$3,549,235	129,886	59	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,009,000 and $1,085,000 at March 31, 2025 and December 31, 2024. Included in rents receivable at March 31, 2025 is approximately $11,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2025 and 2024, cash paid for interest was approximately $3,696,000, and $3,814,000 respectively. Cash paid for state income taxes was approximately $82,000 and $53,000 during the three months ended March 31, 2025 and 2024, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $3,643,000. Interest capitalized amounted to approximately $149,000 for the three months ended March 31,2025.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2025 and December 31, 2024 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

The Partnership has investments in U.S. Treasury bills, some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury bills were carried at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury bills were adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury bills is recognized in interest income in the Partnership’s consolidated statement of income. The U.S. Treasury bills classified within Level I of the fair value hierarchy. Management has reclassified the Treasury Bills to “available for sale”, as they may be sold in conjunction with the upcoming purchase of the Hill Estate Properties. See subsequent events Note 19. The carrying value approximates fair value.

At March 31, 2025 and December 31, 2024 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At March 31, 2025 and at December 31, 2024, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	March 31, 2025		Dec 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	30,863,737	30,863,737	17,615,940	17,615,940
Treasury bills	58,032,985	58,036,276	83,586,405	83,638,670
Total Assets	88,896,722	88,900,013	101,202,345	101,254,610

Liabilities
Mortgage payable *
- Partnership properties	405,484,379	355,043,778	406,205,910	351,384,919
- Investment properties	172,254,789	163,319,352	172,287,696	161,536,968
Total Liabilities	577,739,168	518,363,130	578,493,606	512,921,887

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

As of March 31, 2025, the Partnership had one interest rate swap outstanding with a notional amount of approximately $279,000 designated as cash flow hedges of interest rate risk. As of March 31, 2025, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2025	2024	Balance sheet location
Interest rate swaps	$279,072	$408,962	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended March 31, 2025 and 2024.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Quarter Ended March 31,	2025	2024		2025	2024		2025	2024

Interest rate swaps	$(129,890)	$142,034	Interest expense	$—	$—	Interest and other investment income (loss)	$(3,791,432)	$(3,907,016)

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $21,102,000 was approximately $5,440,000 more than statement income for the year ended December 31, 2024. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2024 is approximately $10,000,000 less than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation, bonus depreciation, and other timing differences. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,000,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items. Substantial acquisitions placed in service could significantly change federal taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2025, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At March 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31 2025, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2025, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2025, the balance of this mortgage before unamortized deferred financing costs is approximately $8,181,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at March 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$4,900,308	$2,580,079	$4,083,706	$70,947	$3,914,792	$13,438,355	$70,021,621	$99,009,808
Cash & Cash Equivalents	1,585,575	62,606	196,009	18,541	316,267	437,638	4,562,878	7,179,514
Rent Receivable	199,976	68,310	9,440	827	11,821	47,523	109,190	447,087
Real Estate Tax Escrow	69,677	—	77,702	—	25,424	—	—	172,803
Prepaid Expenses & Other Assets	303,441	31,995	68,612	241	54,374	283,795	2,527,201	3,269,659
Total Assets	$7,058,977	$2,742,990	$4,435,469	$90,556	$4,322,678	$14,207,311	$77,220,890	$110,078,871
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,992,244	$—	$8,159,819	$—	$5,947,148	$23,360,218	$124,795,361	$172,254,790
Accounts Payable & Accrued Expense	318,276	5,000	111,283	3,936	71,714	380,622	941,807	1,832,638
Advance Rental Pmts & Security Deposits	384,491	—	287,487	—	176,548	474,411	3,550,396	4,873,333
Total Liabilities	10,695,011	5,000	8,558,589	3,936	6,195,410	24,215,251	129,287,564	178,960,761
Partners’ Capital	(3,636,034)	2,737,990	(4,123,120)	86,620	(1,872,732)	(10,007,940)	(52,066,674)	(68,881,890)
Total Liabilities and Capital	$7,058,977	$2,742,990	$4,435,469	$90,556	$4,322,678	$14,207,311	$77,220,890	$110,078,871
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,368,995	$—	$43,310	$—	$—	$—	1,412,305
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,818,017)	$—	$(2,061,560)	$—	$(936,366)	$(5,003,970)	$(20,826,670)	(30,646,583)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,234,278)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$504,541	$60,471	$503,118	$24,918	$367,614	$1,105,579	$4,448,065	$7,014,306
Laundry and Sundry Income	2,357	—		—	—	15,065	40,148	57,570
	506,898	60,471	503,118	24,918	367,614	1,120,644	4,488,213	7,071,876
Expenses
Administrative	8,956	1,005	13,966	826	11,355	40,193	86,331	162,632
Depreciation and Amortization	115,908	2,927	87,029	816	84,817	285,902	905,218	1,482,617
Management Fees	20,288	2,529	19,063	1,030	14,280	42,965	93,345	193,500
Operating	98,262	—	38,828	1	57,365	188,013	439,356	821,825
Renting	219	—	30,740	21	5,466	32,204	24,547	93,197
Repairs and Maintenance	41,933	—	34,832	—	22,777	146,679	341,618	587,839
Taxes and Insurance	74,192	17,350	48,006	4,712	39,967	119,580	716,403	1,020,210
	359,758	23,811	272,464	7,406	236,027	855,536	2,606,818	4,361,820
Income Before Other Income	147,140	36,660	230,654	17,512	131,587	265,108	1,881,395	2,710,056
Other Income (Loss)
Interest Expense	(171,310)	—	(82,486)	—	(58,295)	(328,700)	(1,266,073)	(1,906,864)
Interest Income	9,852	341	2,029	155	2,185	5,128	31,801	51,491
Other Income		—	—	—	—			—
	(161,458)	341	(80,457)	155	(56,110)	(323,572)	(1,234,272)	(1,855,373)

Net (Loss) Income	$(14,318)	$37,001	$150,197	$17,667	$75,477	$(58,464)	$647,123	$854,683
Net (Loss) Income —NERA 50%	$(7,159)	$18,501	$75,099	$8,834	$37,739	$(29,232)		103,780
Net Income —NERA 40%							$258,849	258,849
								$362,629

Future annual mortgage maturities at March 31, 2025 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3/31/2026	$10,000,000	$251,753	$—	$—	$—	$10,251,753
3/31/2027		261,671	—	—	—	261,671
3/31/2028	—	271,979	—	—	—	271,979
3/31/2029	—	7,396,056	—	—	125,000,000	132,396,056
3/31/2030	—	—	—	—	—	—
Thereafter	—	—	6,000,000	23,589,000	—	29,589,000
	10,000,000	8,181,459	6,000,000	23,589,000	125,000,000	172,770,459
Less: unamortized deferred financing costs	(7,756)	(21,640)	(52,852)	(228,782)	(204,640)	(515,670)
	$9,992,244	$8,159,819	$5,947,148	$23,360,218	$124,795,360	$172,254,789

At March 31, 2025, the weighted average interest rate on the above mortgages was 4.32%. The effective rate was 4.39% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,314,109	$2,582,568	$4,395,208	$74,211	$4,118,836	$12,594,324	$72,539,709	$101,618,965
Cash & Cash Equivalents	1,226,034	58,242	118,521	19,844	267,322	1,218,033	2,566,642	5,474,638
Rent Receivable	170,515	77,243	537	3,715	254	20,744	121,564	394,572
Real Estate Tax Escrow	81,278	—	69,765	—	29,481	168,242	—	348,766
Prepaid Expenses & Other Assets	315,092	41,185	74,126	233	42,429	222,756	2,449,104	3,144,925
Total Assets	$7,107,028	$2,759,238	$4,658,157	$98,003	$4,458,322	$14,224,099	$77,677,019	$110,981,866
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,979,316	$—	$8,395,372	$—	$5,938,965	$16,893,312	$124,730,738	$165,937,703
Accounts Payable & Accrued Expense	132,826	1,521	112,431	1,201	67,581	331,127	840,958	1,487,645
Advance Rental Pmts& Security Deposits	348,654	20,660	275,597	—	174,690	474,036	3,309,073	4,602,710
Total Liabilities	10,460,796	22,181	8,783,400	1,201	6,181,236	17,698,475	128,880,769	172,028,058
Partners’ Capital	(3,353,768)	2,737,057	(4,125,243)	96,802	(1,722,914)	(3,474,376)	(51,203,750)	(61,046,192)
Total Liabilities and Capital	$7,107,028	$2,759,238	$4,658,157	$98,003	4,458,322	$14,224,099	$77,677,019	$110,981,866
Partners’ Capital %—NERA	50%	50%	50%	50	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,368,530	$—	$48,401	$—	$—	$—	$1,416,930
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,676,884)	$—	$(2,062,622)	$—	$(861,457)	$(1,737,188)	$(20,481,500)	(26,819,651)
Total Investment in Unconsolidated Joint Ventures (Net)								$(25,402,721)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$468,478	$60,471	$443,756	$26,889	$351,447	$1,008,232	$4,348,009	$6,707,282
Laundry and Sundry Income	2,776	—	6	—	—	12,664	45,430	60,876
	471,254	60,471	443,762	26,889	351,447	1,020,896	4,393,439	6,768,158
Expenses
Administrative	5,218	2,000	8,920	700	6,934	9,324	52,039	85,135
Depreciation and Amortization	115,844	2,927	86,398	816	82,733	261,252	913,751	1,463,721
Management Fees	20,426	2,479	17,417	1,062	14,230	40,191	91,881	187,686
Operating	83,040	—	25,865	(212)	45,574	134,402	438,302	726,971
Renting	1,239	—	4,095	18	5,529	27,586	32,392	70,859
Repairs and Maintenance	38,457	—	23,046	—	29,285	146,331	354,190	591,309
Taxes and Insurance	69,343	17,592	49,285	4,676	39,168	101,542	642,138	923,744
	333,567	24,998	215,026	7,060	223,453	720,628	2,524,693	4,049,425
Income Before Other Income	137,687	35,473	228,736	19,829	127,994	300,268	1,868,746	2,718,733
Other Income (Loss)
Interest Expense	(197,199)	—	(84,867)	—	(59,151)	(193,115)	(1,296,807)	(1,831,139)
Interest income	10,421	772	2,361	205	2,483	12,850	20,674	49,766
Other Income	—	—	—	—	—	63,745	—	63,745
	(186,778)	772	(82,506)	205	(56,668)	(116,520)	(1,276,133)	(1,717,628)

Net Income (Loss)	$(49,091)	$36,245	$146,230	$20,034	$71,326	$183,748	$592,613	$1,001,105
								—
Net Income (Loss)—NERA 50%	$(24,546)	$18,123	$73,115	$10,017	$35,663	$91,874		204,246
Net Income —NERA 40%							$237,045	237,045
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2025 was $16,000.

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

NOTE 19. SUBSEQUENT EVENTS

On April 15, 2025, New England Realty Associates Limited Partnership (the “Partnership”) entered into a Purchase and Sale Agreement to cause its wholly-owned subsidiaries to purchase a multifamily and commercial real property located at 49-51-53-55 Hill Road, 10-12-22-24 Vale Road and 7-45 Hill Road, 10-16 Pond Street, 18-24 Pond Street, 26-32 Pond Street, 34-40 Pond Street, 66-72 Pond Street, 74-80 Pond Street, 6-8 Pond Street, 13-19 Pond Street, 14-20 Hill Road, 22-28 Hill Road, 30-36 Hill Road, 38-44 Hill Road, 46-52 Hill Road, 42-48 Pond Street, 45-51 Pond Street, 50-56 Pond Street, 53-59 Pond Street, 58-64 Pond Street, 21-27 Pond Street, 29-35 Pond Street, and 37-43 Pond Street (the “Hill Estates Properties”), together with commercial properties located at 1 Vale Road (aka 4 Vale Road), 4 Hill Road and 55 Brighton Street. In addition, the Company is also buying two non-contiguous commercial properties located at 26 Brighton Avenue, and 90 Concord Avenue, Belmont, Middlesex County, Massachusetts (the “Off Campus Properties”) from Oak Realty and Service Company, LLC, Vale Realty and Service Company, LLC and Digiovanni Bros., Inc.

The property consists of 396 residential condominium units within twenty-eight (28) buildings known as Hill Estates, a two-story maintenance and administrative building, a two-story office building with basement, a two-story mixed use building with two ground floor retail units and five residential apartment units, a 10,500 square foot office building, and an approximately 13,350 square foot office building, along with all buildings, structures, fixtures, roads, driveways, approximately 589 parking spaces, and other improvements on the property. The total purchase price for the property under the purchase agreement is $175,000,000 with an allocated purchase price of $172,000,000 for the Hill Estates Properties and three commercial buildings, and $3,000,000 for the Off Campus Properties. The Partnership provided a $5,000,000 deposit at signing of the Purchase Agreement, refundable upon termination of the Purchase Agreement due to uncured title objections, a Major Casualty (in excess of $500,000), or any Seller default. The purchase and sale of the property was subject to a title due diligence period for the Partnership which expired on May 6, 2025. In addition, the Partnership may perform any other inspections it deems necessary up until the closing date. The Partnership expects closing of the purchase on June 18, 2025, subject to the satisfaction of closing conditions. The Partnership has the right to extend the 30-day closing date by an additional 30 days, upon notice and payment of an additional $3,000,000 deposit. The Partnership plans to finance the purchase with cash, the proceeds of treasury bills, and debt.

On May 2, the Partnership signed a Rate Lock Authorization Agreement with Key Bank in connection with the refinancing and addition to the master credit facility of Hamiton Highlands for $18,759,000 and a borrow up on the master credit facility of $40,000,000. The borrow up will require additional pledges on all existing properties covered by the master credit facility. The closing of the refinancing and the borrow up is anticipated to be May 8, 2025. At signing of the Rate Lock Authorization Agreement, the Partnership deposited $1,175,180 as a good faith deposit.

On May 8, 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on May 30, 2025.

From April 1, 2025 through May 6, 2025, the Partnership has purchased 1,443 Depository Receipts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2025 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. For an additional discussion of factors that may affect the Partnership’s business and results of operations, see Item1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Over a period of time both in 2021 and 2022, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and the threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $58,032,000 of these reserves are invested in short-term US Treasury bills maturing in 6 months or less with interest rates between 4.19% and 4.37%.

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

The vacancy rate for the Partnership’s residential properties as of May 1, 2025 was 1.6% as compared with a vacancy rate of 1.2% as of May 2, 2024. The vacancy rate for the Joint Venture properties as of May 1, 2025 was 2.0%, as compared to 1.3% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the first quarter of 2025, rents increased an average of 6.0% for renewals and decreased an average of 0.2% for new leases. For the balance of 2025, management expects a rental market with slowing rent growth.

For the first quarter of 2025, consolidated revenue increased by 4.0%, operating expenses increased by 2.2%, and Income before Other Income (Expense) increased by 8.4%, as compared to the first quarter of 2024.

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of March 31,2025, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

From the start of the Stock Repurchase Program in 2007 through March 31, 2025, the Partnership has purchased 1,550,442 Depositary Receipts. During the three months ended March 31, 2025, the Partnership purchased a total of 84 Depositary Receipts.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of May 1, 2025, the Brown family related entities and Ronald Brown collectively own approximately 34.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2025, tenant renewals were approximately 69% with an average rental increase of approximately 6.0%, new leases accounted for approximately 31% with a rental rate decrease of approximately 0.2%. During the three months ended March 31, 2025, leasing commissions were approximately $145,000 compared to approximately $118,000 for the three months ended March 31, 2024, an increase of approximately $27,000 (22.9%). Tenant concessions were approximately $16,000 for the three months ended March 31, 2025, compared to approximately $76,000 for the three months ended March 31, 2024, a decrease of approximately $60,000 (78.9%). Tenant improvements were approximately $871,000 for the three months ended March 31, 2025, compared to approximately $765,000 for the three months ended March 31, 2024, an increase of approximately $106,000 (13.9%).

Hamilton accounted for approximately 1.2% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2025 and 0.8% during the three months ended March 31, 2024. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $32,000 (82.8%) and approximately $50,000 (61.6%) of the legal services paid for by the Partnership during the three months ended March 31, 2025 and 2024 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2025, Hamilton provided the Partnership approximately $96,000 in construction and architectural services, compared to approximately $105,000 for the three months ended March 31, 2024.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2025 and 2024, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Investments in Treasury Bills: Investments in U.S. Treasury bills had been recorded at amortized cost and classified as held to maturity as the Partnership had the intent and the ability to hold them until they mature. The carrying value of the Treasury bills were adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury bills is recognized in interest income in the Partnership’s consolidated statement of income. Management has reclassified the Treasury Bills to “available for sale”, as they may be sold in conjunction with the upcoming purchase of the Hill Estate Properties. See subsequent events Note 19. The carrying value approximates fair value.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 and March 31, 2024

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $6,233,000 during the three months ended March 31, 2025, compared to approximately $5,751,000 for the three months ended March 31, 2024, an increase of approximately $482,000 (8.4%).

The rental activity is summarized as follows:

2024	Occupancy Date
	May 1, 2025	May 1, 2024
Residential
Units	2,962	2,962
Vacancies	48	34
Vacancy rate	1.6%	1.2%
Commercial
Total square feet	131,159	131,159
Vacancy	2,311	1,273
Vacancy rate	1.8%	1.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2025		2024
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$20,496	$20,496	$19,710	$19,710
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$184	$184	$211	$211

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024:

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$20,496,120	$19,710,432	$785,688	4.0%
Laundry and sundry income	192,774	182,967	9,807	5.4%
	20,688,894	19,893,399	795,495	4.0%
Expenses
Administrative	621,266	762,019	(140,753)	(18.5%)
Depreciation and amortization	3,904,983	4,227,582	(322,599)	(7.6%)
Management fee	818,409	788,607	29,802	3.8%
Operating	3,278,374	2,645,493	632,881	23.9%
Renting	278,329	387,599	(109,270)	(28.2%)
Repairs and maintenance	2,858,269	2,847,957	10,312	0.4%
Taxes and insurance	2,695,817	2,482,368	213,449	8.6%
	14,455,447	14,141,625	313,822	2.2%
Income Before Other Income (Expense)	6,233,447	5,751,774	481,673	8.4%
Other Income (Expense)
Interest income	991,075	1,177,547	(186,472)	(15.8%)
Interest expense	(3,791,432)	(3,907,016)	115,584	(3.0%)
Income from investments in unconsolidated joint ventures	362,629	441,291	(78,662)	(17.8%)
	(2,437,728)	(2,288,178)	(149,550)	(6.5%)
Net Income	$3,795,719	$3,463,596	$332,123	9.6%

Rental income for the three months ended March 31, 2025 was approximately $20,496,000, compared to approximately $19,710,000 for the three months ended March 31, 2024, an increase of approximately $786,000 (4.0%).

The Partnership properties with the largest increases in rental income include Hamilton Oaks, Westgate Apartments, WCB Associates, Redwood Hills, Hamilton Green Apartments, and 62 Boylston Street, and with increases of $134,000, $96,000, $94,000, $83,000, $76,000 and $72,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses for the three months ended March 31, 2025 were approximately $14,455,000 compared to approximately $14,141,000 for the three months ended March 31, 2024, an increase of approximately $314,000 (2.2%). The factors contributing to the increase are an increase in operating expenses of approximately $633,000 (23.9%),which included an increase in snow removal $464,000 and heating expense $262,000 an increase in taxes and insurance of approximately $213,000 (8.6%), partially offset by a decrease in depreciation and amortization expense of approximately $323,000 (7.6%).

Interest expense for the three months ended March 31, 2025 was approximately $3,791,000 compared to approximately $3,907,000 for the three months ended March 31, 2024, a decrease of approximately $116,000 (3.0%).

Interest and dividend income for the three months ended March 31, 2025 was approximately $991,000 compared to approximately $1,177,000 for the three months ended March 31, 2024, a decrease of approximately $186,000 (15.8%). Interest income is from investments in Treasury Bills which mature over a period less than 180 days, with interest rates between 4.19% to 4.37%.

At March 31 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $362,000 for the three months ended March 31, 2025, compared to net income of approximately $441,000 for the three months ended March 31, 2024, a decrease in income of approximately $79,000 (17.8%). Included in the income for the three months ended March 31, 2025 is depreciation and amortization expense of approximately $651,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2025 was approximately $3,796,000 compared to net income of approximately $3,463,000 for the three months ended March 31, 2024, an increase in income of approximately $332,000 (9.6%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2025 and 2024 was the collection of rents. The Partnership’s principal use of cash during the first three months of 2025 was the construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners.

The majority of cash and cash equivalents of $30,863,737 at March 31, 2025 and $17,615,940 at December 31, 2024 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $13,247,797 for the three months ended March 31, 2025 is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$5,477,629	$6,123,747
Cash provided by investing activities	21,196,355	12,434,824
Principal payments of mortgage notes payable	(816,477)	(694,945)
Repurchase of Depositary Receipts, Class B and General Partner Units	(9,053)	(253,390)
Distributions paid	(12,600,657)	(7,038,955)
Net increase in cash and cash equivalents	$13,247,797	$10,571,281

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net increase in cash used in investing activities is primarily for the improvement of rental properties, including the Mill Street Development project, offset by the proceeds of U.S. Treasury bills. Financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2025, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $8,345,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $6,233,000 for the three months ended March 31,2025. Beyond the Mill Street Development Project, the most significant improvements were made at Residences at Captain Parker, North Beacon apartments, Redwood Hills, Hamilton Oaks, Commonwealth 1144, and School Street at a cost of approximately $589,000, $246,000, $239,000, $181,000, $129,000 and $98,000 respectively.

During the three months ended March 31, 2025, the Partnership received distributions of approximately $482,000 from the investment properties. For the three months ended March 31, 2024, the Partnership received $577,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $200,000. The decrease in distributions from the investment properties relates to the refinancing of Hamilton on Main in September of 2024,which increased quarterly mortgage interest expense.

In March 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2025. In addition to the quarterly distribution, there was a special distribution of $96.00 per Class A unit ($3.20 per Receipt) payable on March 31, 2025. In May 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on May 30, 2025.

The Partnership anticipates that cash from operations will be sufficient to fund its current operations, pay distributions, and make required debt payments. The Partnership anticipates that the Mill Street Development project will require approximately $30.3 million to be spent over the two year period, with approximately $15 million spent in 2024 and approximately $15.3 million to be spent in 2025. The partnership is using cash reserves to fund this construction but will finance a portion of construction costs upon completion of the project. Construction is expected to be completed during the fourth quarter of 2025.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2025, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As March 31, 2025,our proportionate share of the non-recourse debt related to these investments was approximately $73,885,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2025, we are subject to debt obligations as described in the table below.

		Payments due by period

	2026	2027	2028	2029	2030	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$22,055,985	6,600,769	23,239,096	58,851,200	813,627	296,228,222	$407,788,899
Total Contractual Obligations	$22,055,985	$6,600,769	$23,239,096	$58,851,200	$813,627	$296,228,222	$407,788,899

*Excluding unamortized deferred financing costs

As of March 31, 2025, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet, and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $23 million, and the total investment upon completion is anticipated to be approximately $33 million .The partnership is using cash reserves to fund this construction, but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30.3 million.

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

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

As of March 31, 2025, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $580,559,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2025. Interest rates ranged from SOFR plus 170 basis points to SOFR plus 250 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2025 would be approximately $22,777,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in Item 1A, “Risk Factors” in our annual report on Form 10K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the first quarter of 2025:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
January 1-31, 2025	$83.00	56	449,584
February 1-29,2025	$—	—	449,584
March 1-31, 2025	$75.01	28	449,556
Total		84

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

From August 20, 2007 through March 31, 2025, the Partnership has repurchased 1,550,442 Depositary Receipts at an average price of $32.21 per receipt (or $966.32 per underlying Class A Unit), 4,538 Class B Units and 239 General Partnership Units, both at an average price of $1,289.00 per Unit, totaling approximately $56,098,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2025, the Partnership purchased a total of 84 Depositary Receipts. The average price was $80.34 per receipt, or $2,410.20 per unit. The cost including commission was approximately $6,900.The Partnership was required to repurchase 0.67 Class B Units and 0.04 General Partnership units at a cost of $1,603 and $552 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)

Purchase and Sale Agreement, dated April 15, 2025, between New England Realty Associates Limited Partnership and Oak Realty and Service Company, LLC, Vale Realty and Service Company, LLC and Digiovanni Bros., Inc. incorporated herein by reference to Exhibit1.01 to the Partnership’s Current report on Form 8K, as filed with the Securities and Exchange Commission on April 17, 2025.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 9, 2025
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 9, 2025
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 9, 2025
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 9, 2025
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 9, 2025
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 9, 2025
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 9, 2025
David Reier