Form 10-Q
period 2025-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2025-08-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 93,223 of the registrant’s Class A units (2,796,690 Depositary Receipts) of limited partnership issued and outstanding and 22,140 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Rental Properties	$456,339,814	$278,516,649
Real Estate Assets Held for Sale	3,003,310	—
Cash and Cash Equivalents	16,677,504	17,615,940
Rents Receivable	1,295,709	1,220,761
Real Estate Tax Escrows	2,534,266	2,598,073
Investment in U.S. Treasury Bills	—	83,586,405
Prepaid Expenses and Other Assets	13,516,193	8,553,360
Investments in Unconsolidated Joint Ventures	1,408,780	1,417,470
Total Assets	$494,775,576	$393,508,658
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	511,175,005	406,205,910
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,513,007	30,531,881
Accounts Payable and Accrued Expenses	9,640,987	9,004,962
Advance Rental Payments and Security Deposits	12,419,915	10,199,807
Total Liabilities	563,748,914	455,942,560
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,551 and 116,676 units outstanding in 2025 and 2024 respectively	(68,973,338)	(62,433,902)
Total Liabilities and Partners’ Capital	$494,775,576	$393,508,658

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Rental income	$21,037,991	$19,841,559	$41,534,111	$39,551,991
Laundry and sundry income	202,117	209,007	394,891	391,974
	21,240,108	20,050,566	41,929,002	39,943,965
Expenses
Administrative	667,913	651,978	1,289,179	1,413,997
Depreciation and amortization	4,474,748	4,277,482	8,379,730	8,505,064
Management fee	834,431	782,856	1,652,840	1,571,463
Operating	1,704,150	1,638,816	4,982,524	4,284,310
Renting	256,198	150,772	534,527	538,371
Repairs and maintenance	3,481,815	3,500,467	6,340,084	6,348,424
Taxes and insurance	2,757,280	2,510,031	5,453,097	4,992,399
	14,176,535	13,512,402	28,631,981	27,654,028
Income Before Other Income (Expense)	7,063,573	6,538,164	13,297,021	12,289,937
Other Income (Expense)
Interest income	737,413	1,112,988	1,728,487	2,290,536
Interest expense	(4,136,156)	(3,899,695)	(7,927,588)	(7,806,711)
Income from investments in unconsolidated joint ventures	485,051	321,269	847,679	762,560
	(2,913,692)	(2,465,438)	(5,351,422)	(4,753,615)
Net Income	$4,149,881	$4,072,726	$7,945,599	$7,536,322

Net Income per Unit	$35.59	$34.77	$68.12	$64.28
Weighted Average Number of Units Outstanding	116,608	117,139	116,641	117,247

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$4,149,881	$4,072,726	$7,945,599	$7,536,322
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(64,024)	32,524	(193,914)	174,558
Comprehensive income	$4,085,857	$4,105,250	$7,751,685	$7,710,880

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	(12,433,251)	(654,383)	236,377	$(65,354,385)
Distribution to Partners	—	—	—	—	—	—	(6,754,507)	(1,604,196)	(84,431)	—	(8,443,134)
Stock Buyback	—	—	—	—	421	(421)	(721,259)	(170,872)	(8,993)	—	(901,124)
Net Income	—	—	—	—	—	—	6,029,058	1,431,901	75,363	—	7,536,322
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	174,558	174,558
Balance June 30 , 2024	144,180	34,243	1,802	180,225	63,215	117,010	$(53,949,836)	$(12,776,418)	$(672,444)	410,935	$(66,987,763)
										—
Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	(11,910,628)	(626,877)	408,962	(62,433,902)
Distribution to Partners	—	—	—	—	—	—	(11,199,922)	(2,659,981)	(139,999)	—	(13,999,902)
Stock Buyback	—	—	—	—	125	(125)	(233,167)	(55,080)	(2,971)	—	(291,218)
Net Income	—	—	—	—	—	—	6,356,479	1,509,664	79,456	—	7,945,599
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(193,914)	(193,914)
Balance June 30, 2025	144,180	34,243	1,802	180,225	63,674	116,551	$(55,381,970)	(13,116,025)	(690,391)	215,048	(68,973,338)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$7,945,599	$7,536,322
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury bills	—	(2,259,599)
Depreciation and amortization	8,379,730	8,505,064
Amortization of deferred finance costs	211,434	189,892
(Income) from investments in joint ventures	(847,679)	(762,560)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	62,500	82,500
(Increase) in rents receivable	(74,947)	(74,677)
(Decrease) in accounts payable and accrued expense	(1,462,963)	(624,234)
Decrease (Increase) in real estate tax escrow	63,807	(155,753)
Decrease (Increase) in prepaid expenses and other assets	1,510,783	(1,349,617)
Increase in advance rental payments and security deposits	2,220,108	399,764
Total Adjustments	10,062,773	3,950,780
Net cash provided by operating activities	18,008,372	11,487,102
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	775,000	1,440,000
Investment in U.S. Treasury bills	(31,060,131)	(83,635,733)
Proceeds from U.S. Treasury bills	113,708,456	85,807,000
Developing of rental property and other related costs	(10,247,195)	(4,185,791)
Purchase of rental property	(108,885,341)	—
Improvement of rental properties	(5,210,753)	(4,942,577)
Net cash (used in) provided by investing activities	(40,919,964)	(5,517,101)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(20,482,614)	(1,392,912)
Proceeds from Mortgage Notes Payable	56,746,890	—
Stock buyback	(291,218)	(901,124)
Distributions to partners	(13,999,902)	(8,443,134)
Net cash provided by (used in) financing activities	21,973,156	(10,737,170)
Net (Decrease) Increase in Cash and Cash Equivalents	(938,436)	(4,767,169)
Cash and Cash Equivalents, at beginning of period	17,615,940	18,230,463
Cash and Cash Equivalents, at end of period	$16,677,504	$13,463,294

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 34 properties which include 22 residential buildings; 6 mixed use residential, retail and office buildings; 6 commercial buildings and individual units at one condominium complex. These properties total 3,339 apartment units, 19 condominium units and approximately 159,000 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $211,000 and $190,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $194,000 and comprehensive income of approximately $175,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2025 or 2024. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2025, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 3.55%. At June 30, 2025 and December 31, 2024, respectively, approximately $18,542,000, and $16,551,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $160,000 and $177,000 for the six months ended June 30, 2025, and 2024, respectively.

Rental Property Held for Sale: When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Partnership generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. As of June 30,2025,the Partnership has designated two properties, located at 26 Brighton Avenue, and 90 Concord Avenue, in Belmont, Massachusetts with a value of approximately $3,000,000 as properties held for sale.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2025 there was capitalized interest of approximately $360,000.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2025, the Partnership and its Subsidiary Partnerships owned 3,339 residential apartment units in 28 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2025, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, and two commercial office buildings in Belmont, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2025 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

On June 18, 2025, the Partnership, through its subsidiaries, purchased a mixed-use property comprising 396 residential units and 3 commercial units in Belmont, Massachusetts for $172,000,000. Closing costs were approximately $218,000. Additionally, the Partnership, through its subsidiaries, purchased two commercial properties for $3,000,000 in Belmont, Massachusetts. The property acquisitions were financed through proceeds from the sale of U.S. Treasury bills, additional borrowings on the Master Credit Facility of $40,000,000, and proceeds of an interim mortgage loan of $67,500,000.

From the purchase price, the Partnership allocated approximately $4,714,000 for in-place leases, approximately $305,000 to the value of tenant relationships and $1,165,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively.

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

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. The current contract value including change orders is approximately $30.7 million. As of June 30, 2025, the property, located at 57 Mill Street in Woburn, MA, and which will include 72 residential units comprising approximately 93,000 square feet, is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $28,101,000, and the total investment upon completion is anticipated to be approximately $33 million, including soft costs, imputed interest, and taxes. Project costs will initially be funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as required by MassHousing under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank for a $15,000,000 loan to be funded upon completion of the project.

Rental properties consist of the following:

	June 30, 2025	December 31, 2024	Useful Life
Land, improvements and parking lots	$143,699,001	$101,397,349	15	-	40	years
Buildings and improvements	384,616,677	279,272,215	15	-	40	years
Construction in Progress	30,812,730	16,758,245		N/A
Kitchen cabinets	24,437,570	14,187,702	5	-	10	years
Carpets	21,307,633	14,545,300	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	497,107	475,931	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	23,387,908	21,911,223	5	-	30	years
Motor vehicles	236,697	236,697			5	years
Fences	130,005	101,506	5	-	15	years
Furniture and fixtures	17,731,603	9,047,454	5	-	7	years
Total fixed assets	650,332,800	461,409,491
Less: Accumulated depreciation	(190,989,676)	(182,892,842)
	$459,343,124	$278,516,649

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt and Hill Estates. Total fees paid were approximately $1,653,000 and $1,571,000 for the six months ended June 30, 2025 and 2024, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2025 and 2024, approximately $417,000 and $568,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2025 expenses referred to above, approximately $78,000 consisted of repairs and maintenance, and $110,000 for administrative expense. Approximately $225,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties, and approximately $4,000 for brokerage fees. Additionally in 2025, the Hamilton Company received approximately $444,000 from the Investment Properties of which approximately $385,000 was the management fee, approximately $35,000 for construction, architectural services, and supervision of capital projects, approximately $21,000 for repairs and maintenance, and approximately $3,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties, 3% on Hill Estates, and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,255,000 and $2,086,000 for the six months ended June 30, 2025 and 2024, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2025, the Partnership incurred $32,000 for the employer’s match portion to the plan. For the six months ended June 30, 2024, the Partnership incurred $32,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended June 30, 2025 and 2024 the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $275,000 and $70,000 for the six months ended June

30, 2025 and 2024, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $6,000 for legal fees for the period ending June 30, 2025.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,658,000, and $3,463,000 of security deposits are included in prepaid expenses and other assets at June 30, 2025 and December 31, 2024, respectively.

Also, included in prepaid expenses and other assets at June 30, 2025 and December 31, 2024 is approximately $1,784,000 and $2,260,000, respectively, held in escrow to fund future capital improvements.

In addition, included in prepaid expenses and other assets at June 30, 2025 is approximately $895,000 of mortgage insurance escrows.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $5,128,000 and $334,000 net of accumulated amortization of approximately $1,441,000 and $1,215,000 at June 30, 2025, and at December 31, 2024, respectively.

Financing fees in association with the line of credit of approximately $180,000 and $217,000 are net of accumulated amortization of approximately $46,000 and $8,000 at June 30, 2025 and December 31, 2024 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2025 and December 31, 2024, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2025, the interest rates on these loans ranged from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,101,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2025, the weighted average interest rate on the above mortgages was 4.21%. The effective rate of 4.29% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,112,000 and $2,399,000 are net of accumulated amortization of approximately $1,869,000 and $1,733,000 at June 30, 2025 and December 31, 2024, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

On May 30, 2025, the Partnership borrowed $18,664,000 at a fixed interest rate of 5.84%. Proceeds were used to refinance the existing mortgage on Hamilton Highlands. Also on May 30, 2025, the Partnership borrowed an additional $40,000,000 at a fixed rate of 5.99%. Proceeds were subsequently used for the purchase of Hill Estates. Both advances were made from the existing Master Credit Facility as amended with KeyBank.

On June 18, 2025, the Partnership entered into an interim loan agreement with KeyBank for $67,500,000 at a floating interest rate of the SOFR rate plus 150 basis points. The note is due on December 17, 2025. Proceeds of the loan were used for the purchase of Hill Estates. The loan is secured by a mortgage on the property and is limited guaranteed by the Partnership.

The Loan is prepayable, without prepayment penalty, upon not less than seven (7) days prior written notice to KeyBank as the Lender.

Approximate annual maturities at June 30, 2025 are as follows:

2026—current maturities	$70,705,000
2027	6,595,000
2028	23,155,000
2029	58,327,000
2030	21,571,000
Thereafter	333,934,000
514,287,000
Less: unamortized deferred financing costs	3,112,000
$511,175,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of June 30, 2025, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 29 of its Subsidiary Partnerships and Joint Ventures. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2025, amounts received for prepaid rents of approximately $4,363,000 are included in cash and cash equivalents, and security deposits of approximately $3,658,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2024, the Partnership paid a total distribution of an aggregate $96.00 per Unit ($3.20 per Receipt) for a total payment of $11,244,559.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2025	2024
Net Income per Depositary Receipt	$2.27	$2.14
Distributions per Depositary Receipt	$4.00	$2.40

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2025 are as follows:

Class A	50,940
Class B	12,098
General Partnership	636
63,674

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program required the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.

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

From August 20, 2007 through June 30, 2025, the Partnership has repurchased 1,553,365 Depositary Receipts at an average price of $32.30 per receipt (or $969 per underlying Class A Unit), 4,561 Class B Units and 240 General Partnership Units, both at an average price of $1,294 per Unit, totaling approximately $56,381,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2025, the Partnership purchased a total of 3,007 Depositary Receipts. The average price was $77.13 per receipt, or $2,313.90 per unit. The cost including commission was approximately $233,168. The Partnership was required to repurchase 23.8 Class B Units and 1.3 General Partnership units at a cost of $55,080 and $2,971 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership. In addition, the Partnership has a contractual commitment of approximately $30,700,000 related to the ongoing construction project at the Mill Street Development.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2025, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30 2025 as follows:

Commercial
Property Leases
2026	$3,862,564
2027	3,264,636
2028	2,781,752
2029	2,279,685
2030	1,681,497
Thereafter	8,972,847
$22,842,981

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $466,000 and $398,000 for the six months ended June 30, 2025 and 2024 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 34% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2026	$459,785	26,520	26	11%
2027	639,314	19,926	11	16%
2028	436,121	12,454	7	11%
2029	402,289	10,033	6	10%
2030	541,212	18,405	8	13%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
Thereafter	947,721	27,140	3	23%
Totals	$4,070,826	136,481	64	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $958,000 and $1,085,000 at June 30, 2025 and December 31, 2024. Included in rents receivable at June 30, 2025 is approximately $258,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2025 and 2024, cash paid for interest was approximately $7,323,000, and $7,649,000 respectively. Cash paid for state income taxes was approximately $127,000 and $100,000 during the six months ended June 30, 2025 and 2024, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $2,309,000. Interest capitalized amounted to approximately $360,000 for the six months ended June 30, 2025. The Partnership purchased the Hill Estates property partially through a mortgage payable which represents noncash Investing and Financing activities of $67,500,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2025 and December 31, 2024 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

The Partnership had investments in U.S. Treasury bills, some of which matured over a period greater than 90 days and were classified as short-term investments. The U.S. Treasury bills were carried at amortized cost and classified as held to maturity as the Partnership has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury bills were adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury bills is recognized in interest income in the Partnership’s consolidated statement of income. The U.S. Treasury bills classified within Level I of the fair value hierarchy.

At June 30, 2025 and December 31, 2024 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At June 30, 2025 and at December 31, 2024, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	June 30, 2025		Dec 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	16,677,504	16,677,504	17,615,940	17,615,940
Treasury bills	—	—	83,586,405	83,638,670
Total Assets	16,677,504	16,677,504	101,202,345	101,254,610

Liabilities
Mortgage payable *
- Partnership properties	511,175,005	467,475,654	406,205,910	351,384,919
- Investment properties	172,223,009	165,637,202	172,287,696	161,536,968
Total Liabilities	683,398,014	633,112,856	578,493,606	512,921,887

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $57,000 will be reclassified as a decrease to interest expense.

As of June 30, 2025, the Partnership had one interest rate swap outstanding with a notional amount of approximately $215,000 designated as cash flow hedges of interest rate risk. As of June 30, 2025, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2025	2024	Balance sheet location
Interest rate swaps	$215,048	$408,962	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2025 and 2024.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended June 30,	2025	2024		2025	2024		2025	2024

Interest rate swaps	$(64,024)	$32,524	Interest expense	$—	$—	Interest and other investment income (loss)	$(4,136,156)	$(3,899,695)

Six Months Ended June 30,

Interest rate swaps	$(193,914)	$174,558	Interest expense	$—	$—	Interest and other investment income (loss)	$(7,927,588)	$(7,806,711)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2025, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At June 30, 2025, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2025, the balance on this mortgage before unamortized deferred financing costs is $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. The Partnership is currently in the process of refinancing the Hamilton Essex 81, LLC mortgage. See Note 19, SUBSEQUENT EVENTS.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12,

2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30 2025, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2025, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2025, the balance of this mortgage before unamortized deferred financing costs is approximately $8,119,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,065,184	$2,579,456	$4,010,711	$70,131	$3,847,684	$13,180,990	$69,605,017	$98,359,173
Cash & Cash Equivalents	1,364,311	67,004	65,073	14,483	479,150	588,855	5,210,740	7,789,616
Rent Receivable	197,025	65,560	15,696	—	3,888	36,070	149,279	467,518
Real Estate Tax Escrow	68,876	—	43,268	—	32,079	—	—	144,223
Prepaid Expenses & Other Assets	306,479	29,207	61,802	7	54,603	299,310	2,941,014	3,692,422
Total Assets	$7,001,875	$2,741,227	$4,196,550	$84,621	$4,417,404	$14,105,225	$77,906,050	$110,452,952
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,996,553	$—	$8,099,455	$—	$5,949,194	$23,366,292	$124,811,515	$172,223,009
Accounts Payable & Accrued Expense	282,111	6,311	64,117	1,977	55,030	240,187	793,185	1,442,918
Advance Rental Pmts & Security Deposits	369,428	—	258,189	—	179,124	483,952	4,055,646	5,346,339
Total Liabilities	10,648,092	6,311	8,421,761	1,977	6,183,348	24,090,431	129,660,346	179,012,266
Partners’ Capital	(3,646,217)	2,734,916	(4,225,211)	82,644	(1,765,944)	(9,985,206)	(51,754,296)	(68,559,314)
Total Liabilities and Capital	$7,001,875	$2,741,227	$4,196,550	$84,621	$4,417,404	$14,105,225	$77,906,050	$110,452,952
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,367,458	$—	$41,322	$—	$—	$—	1,408,780
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,823,109)	$—	$(2,112,606)	$—	$(882,972)	$(4,992,603)	$(20,701,718)	(30,513,007)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,104,227)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the six months ended June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$998,349	$120,942	$960,298	$49,835	$743,084	$2,176,046	$8,932,174	$13,980,728
Laundry and Sundry Income	5,091			—	—	29,211	93,984	128,286
	1,003,440	120,942	960,298	49,835	743,084	2,205,257	9,026,158	14,109,014
Expenses
Administrative	15,191	2,011	21,560	2,876	16,369	48,363	143,595	249,965
Depreciation and Amortization	231,944	5,855	174,660	1,632	170,946	573,175	1,823,872	2,982,084
Management Fees	39,691	5,058	36,692	2,060	29,578	86,031	186,390	385,500
Operating	172,413	—	67,248	59	80,485	290,502	734,048	1,344,755
Renting	10,217	—	36,277	68	9,267	54,477	47,216	157,522
Repairs and Maintenance	84,844	—	68,790	—	61,422	295,861	737,244	1,248,161
Taxes and Insurance	148,755	34,773	95,999	9,737	80,492	240,454	1,429,725	2,039,935
	703,055	47,697	501,226	16,432	448,559	1,588,863	5,102,090	8,407,922
Income Before Other Income	300,385	73,245	459,072	33,403	294,525	616,394	3,924,068	5,701,092
Other Income (Loss)
Interest Expense	(344,358)	—	(164,862)	—	(117,222)	(660,946)	(2,539,706)	(3,827,094)
Interest Income	19,472	682	3,897	288	4,960	8,821	75,139	113,259
	(324,886)	682	(160,965)	288	(112,262)	(652,125)	(2,464,567)	(3,713,835)
Net (Loss) Income	$(24,501)	$73,927	$298,107	$33,691	$182,263	$(35,731)	$1,459,503	$1,987,257
Net (Loss) Income —NERA 50%	$(12,250)	$36,964	$149,053	$16,845	$91,132	$(17,866)		263,878
Net Income —NERA 40%							$583,801	583,801
								$847,679

Financial information for the three months ended June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$493,808	$60,471	$457,180	$24,918	$375,471	$1,070,467	$4,484,108	$6,966,423
Laundry and Sundry Income	2,734	—		—	—	14,146	53,836	70,716
	496,542	60,471	457,180	24,918	375,471	1,084,613	4,537,944	7,037,139
Expenses
Administrative	6,235	1,005	7,594	2,050	5,014	8,170	57,263	87,331
Depreciation and Amortization	116,036	2,928	87,631	816	86,129	287,273	918,654	1,499,467
Management Fees	19,403	2,529	17,629	1,030	15,298	43,065	93,045	191,999
Operating	74,151	—	28,420	59	23,121	102,489	294,692	522,932
Renting	9,998	—	5,537	48	3,801	22,273	22,669	64,326
Repairs and Maintenance	42,911	—	33,958	—	38,645	149,182	395,626	660,322
Taxes and Insurance	74,563	17,423	47,993	5,024	40,525	120,874	713,322	1,019,724
	343,297	23,885	228,762	9,027	212,533	733,326	2,495,271	4,046,101
Income Before Other Income	153,245	36,586	228,418	15,891	162,938	351,287	2,042,673	2,991,038
Other Income (Loss)
Interest Expense	(173,048)	—	(82,376)	—	(58,927)	(332,246)	(1,273,633)	(1,920,230)
Interest Income	9,620	341	1,867	133	2,775	3,693	43,337	61,766
	(163,428)	341	(80,509)	133	(56,152)	(328,553)	(1,230,296)	(1,858,464)
Net Income (Loss)	$(10,183)	$36,927	$147,909	$16,024	$106,786	$22,734	$812,377	$1,132,574
Net Income (Loss)—NERA 50%	$(5,092)	$18,464	$73,955	$8,012	$53,393	$11,368		160,100
Net Income —NERA 40%							$324,952	324,952
								$485,051

Future annual mortgage maturities at June 30, 2025 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2026	$10,000,000	$254,197	$—	$	$—	$10,254,197
6/30/2027	—	264,211	—	—	—	264,211
6/30/2028	—	274,619	—	—	—	274,619
6/30/2029	—	7,326,403	—	—	125,000,000	132,326,403
6/30/2030	—	—	—	—	—	—
Thereafter	—	—	6,000,000	23,589,000	—	29,589,000
	10,000,000	8,119,430	6,000,000	23,589,000	125,000,000	172,708,430
Less: unamortized deferred financing costs	(3,447)	(19,975)	(50,806)	(222,708)	(188,485)	(485,421)
	$9,996,553	$8,099,455	$5,949,194	$23,366,292	$124,811,515	$172,223,009

At June 30, 2025, the weighted average interest rate on the above mortgages was 4.32%. The effective rate was 4.39% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,246,865	$2,581,946	$4,308,810	$73,395	$4,054,581	$12,884,525	$71,900,948	$101,051,070
Cash & Cash Equivalents	1,141,309	38,045	160,348	17,673	123,723	795,809	1,601,735	3,878,642
Rent Receivable	197,191	75,733	1,293	3,309	2,211	19,042	147,332	446,111
Real Estate Tax Escrow	81,453	—	31,596	—	29,661	191,490	—	334,200
Prepaid Expenses & Other Assets	351,532	41,042	110,132	1,038	71,628	363,109	3,413,479	4,351,960
Total Assets	$7,018,350	$2,736,766	$4,612,179	$95,415	$4,281,804	$14,253,975	$77,063,494	$110,061,983
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,982,764	$—	$8,337,358	$—	$5,941,010	$16,897,325	$124,746,893	$165,905,350
Accounts Payable & Accrued Expense	136,741	2,000	70,945	3,545	68,813	190,892	722,878	1,195,814
Advance Rental Pmts& Security Deposits	374,170	—	307,229	—	176,456	537,218	4,124,873	5,519,946
Total Liabilities	10,493,675	2,000	8,715,532	3,545	6,186,279	17,625,435	129,594,644	172,621,110
Partners’ Capital	(3,475,325)	2,734,766	(4,103,353)	91,870	(1,904,475)	(3,371,460)	(52,531,150)	(62,559,127)
Total Liabilities and Capital	$7,018,350	$2,736,766	$4,612,179	$95,415	4,281,804	$14,253,975	$77,063,494	$110,061,983
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,367,383	$—	$45,935	$	$	$	$1,413,318
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,737,662)	$—	$(2,051,676)	$—	$(952,238)	$(1,685,730)	$(21,012,460)	(27,439,764)
Total Investment in Unconsolidated Joint Ventures (Net)								$(26,026,446)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the six months ended June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$918,853	$120,942	$891,084	$51,633	$711,617	$2,057,301	$8,529,299	$13,280,729
Laundry and Sundry Income	6,344	—	(236)	—	—	25,244	95,538	126,890
	925,197	120,942	890,848	51,633	711,617	2,082,545	8,624,837	13,407,619
Expenses
Administrative	10,543	3,000	14,979	1,401	10,318	43,143	100,148	183,532
Depreciation and Amortization	231,911	5,855	172,796	1,632	166,005	533,325	1,837,161	2,948,685
Management Fees	37,186	4,132	34,954	2,068	28,309	82,234	180,292	369,175
Operating	176,997	—	41,384	(38)	64,776	244,472	750,508	1,278,099
Renting	7,634	—	9,776	63	9,691	56,737	52,816	136,717
Repairs and Maintenance	94,619	—	44,882	1,650	61,165	330,278	883,402	1,415,996
Taxes and Insurance	163,965	35,192	99,480	10,174	78,756	206,992	1,284,141	1,878,700
	722,855	48,179	418,251	16,950	419,020	1,497,181	5,088,468	8,210,904
Income Before Other Income	202,342	72,763	472,597	34,683	292,597	585,364	3,536,369	5,196,715
Other Income (Loss)
Interest Expense	(394,241)	—	(169,105)	—	(118,295)	(385,098)	(2,566,448)	(3,633,187)
Interest Income	21,250	1,190	4,629	418	5,463	22,651	45,289	100,890
Other income (Expense)	—	—	—	—	—	63,745	—	63,745
	(372,991)	1,190	(164,476)	418	(112,832)	(298,702)	(2,521,159)	(3,468,552)
Net Income (Loss)	$(170,649)	$73,953	$308,121	$35,101	$179,765	$286,662	$1,015,210	$1,728,163
Net Income (Loss)—NERA 50%	$(85,324)	$36,976	$154,060	$17,550	$89,883	$143,331		356,475
Net Income —NERA 40%							$406,085	406,085
								$762,560

Financial information for the three months ended June 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$450,375	$60,471	$447,328	$24,745	$360,169	$1,049,070	$4,181,290	$6,573,448
Laundry and Sundry Income	3,568	—	(242)	—		12,580	50,108	66,014
	453,943	60,471	447,086	24,745	360,169	1,061,650	4,231,398	6,639,462
Expenses
Administrative	5,325	1,000	6,059	700	3,384	33,819	48,109	98,396
Depreciation and Amortization	116,067	2,928	86,398	816	83,272	272,073	923,409	1,484,963
Management Fees	16,759	1,653	17,537	1,006	14,079	42,043	88,411	181,488
Operating	93,958	—	15,519	174	19,202	110,070	312,204	551,127
Renting	6,395	—	5,681	45	4,161	29,150	20,424	65,856
Repairs and Maintenance	56,162	—	21,838	1,650	31,880	183,947	529,212	824,689
Taxes and Insurance	94,622	17,600	50,195	5,498	39,588	105,451	642,003	954,957
	389,288	23,181	203,227	9,889	195,566	776,553	2,563,772	4,161,476
Income Before Other Income	64,655	37,290	243,859	14,856	164,603	285,097	1,667,626	2,477,986
Other Income (Loss)
Interest Expense	(197,041)	—	(84,238)	(205)	(59,144)	(191,983)	(1,269,641)	(1,802,252)
Interest Income	10,829	419	2,268	418	2,980	9,801	24,616	51,331
	(186,212)	419	(81,970)	213	(56,164)	(182,182)	(1,245,025)	(1,750,921)
Net Income (Loss)	$(121,557)	$37,709	$161,889	$15,069	$108,439	$102,915	$422,601	$727,065
Net Income (Loss)—NERA 50%	$(60,780)	$18,854	$80,944	$7,535	$54,220	$51,459		152,230
Net Income —NERA 40%							$169,039	169,039
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2025 was $32,000.

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

NOTE 19. SUBSEQUENT EVENTS

On August 7, 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2025.

From July 1, 2025 through August 8, 2025, the Partnership has purchased 533 Depository Receipts.

On July 14, 2025, the Partnership entered into a loan commitment with KeyBank for the refinancing of the existing 81 Essex Street loan that matures on October 1, 2025. The loan commitment is for up to $12,104,000 at a fixed interest rate to be determined at Rate Lock and for an interest only term of ten years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2025 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. For an additional discussion of factors that may affect the Partnership’s business and results of operations, see Item1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties may be reserved for this purpose. If available acquisitions do not meet the Partnership’s investment criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The vacancy rate for the Partnership’s residential properties as of August 1, 2025 was 2.4% as compared with a vacancy rate of 1.5% as of August 1, 2024. The vacancy rate for the Joint Venture properties as of August 1, 2025 was 1.9%, as compared to 2.8% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the second quarter of 2025, rents increased an average of 4.6% for renewals and increased an average of 1.4% for new leases. For the balance of 2025, management expects a rental market with slowing rent growth.

For the second quarter of 2025, consolidated revenue, excluding Hill Estates, increased by 3.9%, operating expenses increased by 0.3%, and Income before Other Income (Expense) increased by 12.3%, as compared to the second quarter of 2024.

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of June 30,2025, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

From the start of the Stock Repurchase Program in 2007 through June 30, 2025, the Partnership has purchased 1,553,365 Depositary Receipts. During the six months ended June 30, 2025, the Partnership purchased a total of 3,007 Depositary Receipts.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of August 1, 2025, the Brown family related entities and Ronald Brown collectively own approximately 34.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2025, tenant renewals were approximately 72% with an average rental increase of approximately 5.1%, new leases accounted for approximately 28% with a rental rate increase of approximately 0.7%. During the six months ended June 30, 2025, leasing commissions were approximately $316,000 compared to approximately $231,000 for the six months ended June 30, 2024, an increase of approximately $85,000 (36.8%). Tenant concessions were approximately $30,000 for the six months ended June 30, 2025, compared to approximately $78,000 for the six months ended June 30, 2024, a decrease of approximately $48,000 (61.5%). Tenant improvements were approximately $1,779,000 for the six months ended June 30, 2025, compared to approximately $1,682,000 for the six months ended June 30, 2024, an increase of approximately $97,000 (5.8%).

Hamilton accounted for approximately 1.2% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2025 and 0.5% during the six months ended June 30, 2024. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $41,000 (100.0%) and approximately $89,000 (43.7%) of the legal services paid for by the Partnership during the six months ended June 30, 2025 and 2024, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2025, Hamilton provided the Partnership approximately $225,000 in construction and architectural services, compared to approximately $330,000 for the six months ended June 30, 2024.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2025 and 2024, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Rental Property Held for Sale: When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Partnership generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. As of June 30, 2025, the Partnership has designated two properties with a value of approximately $3,000,000 as properties held for sale.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 and June 30, 2024

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $7,063,000 during the three months ended June 30, 2025, compared to approximately $6,538,000 for the three months ended June 30, 2024, an increase of approximately $525,000 (8.0%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2025	August 1, 2024
Residential
Units	3,358	2,962
Vacancies	79	43
Vacancy rate	2.35%	1.45%
Commercial
Total square feet	159,266	131,159
Vacancy	7,390	1,273
Vacancy rate	4.64%	1.00%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2025		2024
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$21,038	$21,038	$19,842	$19,842
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$283	$283	$187	$187

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024:

	Three Months Ended June 30,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$21,037,991	$19,841,559	$1,196,432	6.0%
Laundry and sundry income	202,117	209,007	(6,890)	(3.3%)
	21,240,108	20,050,566	1,189,542	5.9%
Expenses
Administrative	667,913	651,978	15,935	2.4%
Depreciation and amortization	4,474,748	4,277,482	197,266	4.6%
Management fee	834,431	782,856	51,575	6.6%
Operating	1,704,150	1,638,816	65,334	4.0%
Renting	256,198	150,772	105,426	69.9%
Repairs and maintenance	3,481,815	3,500,467	(18,652)	(0.5%)
Taxes and insurance	2,757,280	2,510,031	247,249	9.9%
	14,176,535	13,512,402	664,133	4.9%
Income Before Other Income (Expense)	7,063,573	6,538,164	525,409	8.0%
Other Income (Expense)
Interest income	737,413	1,112,988	(375,575)	(33.7%)
Interest expense	(4,136,156)	(3,899,695)	(236,461)	6.1%
Income from investments in unconsolidated joint ventures	485,051	321,269	163,782	51.0%
	(2,913,692)	(2,465,438)	(448,254)	18.2%
Net Income	$4,149,881	$4,072,726	$77,155	1.9%

Rental income for the three months ended June 30, 2025 was approximately $21,038,000, compared to approximately $19,842,000 for the three months ended June 30 2024, an increase of approximately $1,196,000 (6.0%).

The Partnership properties with the largest increases in rental income, excluding the Hill Estates, 26 Brighton Avenue, and 90 Concord properties rental income of approximately $410,000 include Westgate Apartments, Hamilton Green Apartments, WCB Associates, Hamilton Oaks, Redwood Hills, and School Street, with increases of $102,000, $89,000, $75,000, $72,000, $58,000 and $54,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses for the three months ended June 30, 2025 were approximately $14,176,000 compared to approximately $13,512,000 for the three months ended June 30, 2024, an increase of approximately $664,000 (4.9%). Excluding expenses from the Hill Estates, 26 Brighton Avenue, and 90 Concord properties, operating expenses were approximately $13,475,000, a decrease of approximately $37,000 (0.3%).The factors contributing to the decrease are an increase in taxes and insurance of approximately $180,000 (7.2%), an increase in renting expenses of approximately $105,000 (69.9%), offset by a decrease in depreciation and amortization expense of approximately $313,000 (7.3%).

Interest expense for the three months ended June 30, 2025 was approximately $4,136,000 compared to approximately $3,900,000 for the three months ended June 30, 2024, an increase of approximately $236,000 (6.1%). Excluding interest expense for the Hill Estates of approximately $149,000, interest expense increased approximately $87,000 (2.2%).

Interest and dividend income for the three months ended June 30, 2025 was approximately $737,000 compared to approximately $1,113,000 for the three months ended June 30, 2024, a decrease of approximately $376,000 (33.7%). The decrease in the interest income is due to the use of the Investment in U.S. Treasury bills to acquire the Hill Estates, 26 Brighton Avenue, and 90 Concord properties.

At June 30 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $485,000 for the three months ended June 30, 2025, compared to net income of approximately $321,000 for the three months ended June 30, 2024, an increase in income of approximately $164,000 (51%). Included in the income for the three months ended June 30, 2025 is depreciation and amortization expense of approximately $658,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2025 was approximately $4,150,000 compared to net income of approximately $4,073,000 for the three months ended June 30, 2024, an increase in income of approximately $77,000 (1.9%).

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024:

	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$41,534,111	$39,551,991	$1,982,120	5.0%
Laundry and sundry income	394,891	391,974	2,917	0.7%
	41,929,002	39,943,965	1,985,037	5.0%
Expenses
Administrative	1,289,179	1,413,997	(124,818)	(8.8%)
Depreciation and amortization	8,379,730	8,505,064	(125,334)	(1.5%)
Management fee	1,652,840	1,571,463	81,377	5.2%
Operating	4,982,524	4,284,310	698,214	16.3%
Renting	534,527	538,371	(3,844)	(0.7)%
Repairs and maintenance	6,340,084	6,348,424	(8,340)	(0.1)%
Taxes and insurance	5,453,097	4,992,399	460,698	9.2%
	28,631,981	27,654,028	977,953	3.5%
Income Before Other Income ( Expense)	13,297,021	12,289,937	1,007,084	8.2%
Other Income (Expense)
Interest income	1,728,487	2,290,536	(562,049)	(24.5%)
Interest (expense)	(7,927,588)	(7,806,711)	(120,877)	1.5%
Income from investments in unconsolidated joint ventures	847,679	762,560	85,119	11.2%
	(5,351,422)	(4,753,615)	(597,807)	12.6%
Net Income	$7,945,599	$7,536,322	$409,277	5.4%

Rental income for the six months ended June 30, 2025 was approximately $41,534,000, compared to approximately $39,552,000 for the six months ended June 30, 2024, an increase of approximately $1,982,000 (5.0%). Excluding revenues from the Hill Estates, 26 Brighton Avenue, and 90 Concord properties of approximately $421,000, revenue increased approximately $1,564,000 (3.9%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include Westgate Apartments, Hamilton Green Apartments, WCB Associates, Hamilton Oaks, School Street, and Redwood Hills, with increases of $184,000, $151,000, $146,000, $134,000, $130,000 and $116,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2025 were approximately $28,632,000 compared to approximately $27,654,000 for the six months ended June 30, 2024, an increase of approximately $978,000 (3.5%), Excluding operating costs for Hill Estates of approximately $701,000, operating expenses increased approximately $277,000 (1.0%). The factors contributing to the increase are an increase in taxes and insurance expense of approximately $394,000 (7.9%), an increase in snow removal costs of approximately $432,000 (96.7%), partially offset by a decrease in depreciation and amortization expense of approximately $636,000 (7.5%).

Interest expense for the six months ended June 30, 2025 was approximately $7,928,000 compared to approximately $7,807,000 for the six months ended June 30, 2024, an increase of approximately $121,000 (1.5%). Excluding interest expense for Hill Estates of approximately $149,000, interest decreased approximately $28,000 (0.4%).

Interest and dividend income for the six months ended June 30, 2025 was approximately $1,728,000 compared to approximately $2,290,000 for the six months ended June 30, 2024, a decrease of approximately $562,000 (24.5%). The decrease in the interest income is due to the use of Investment in U.S. Treasury bills to acquire the Hill Estates, 26 Brighton Avenue, and 90 Concord properties.

At June 30, 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $847,000 for the six months ended June 30, 2025, compared to net income of approximately $762,000 for the six months ended June 30, 2024, an increase in income of approximately $85,000 (11.2%). Included in the income for the six months ended June 30, 2025 is depreciation and amortization expense of approximately $1,309,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2025 was approximately $7,945,000 compared to income of approximately $7,536,000 for the six months ended June 30, 2024, an increase in net income of approximately $409,000 (5.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2025 and 2024 was the proceeds from the increased in mortgage notes payable, the liquidation of U.S Treasury bills, and the collection of rents. The Partnership’s principal use of cash during the first six months of 2025 was the purchase of a new property, construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners.

The majority of cash and cash equivalents of $16,677,504 at June 30, 2025 and $17,615,940 at December 31, 2024 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $938,436 for the six months ended June 30, 2025 is summarized as follows:

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$18,008,372	$11,487,102
Cash (used in) investing activities	(40,919,964)	(5,517,101)
Proceeds from mortgage notes payable	56,746,890	—
Principal payments of mortgage notes payable	(20,482,614)	(1,392,912)
Repurchase of Depositary Receipts, Class B and General Partner Units	(291,218)	(901,124)
Distributions paid	(13,999,902)	(8,443,134)
Net (decrease) increase in cash and cash equivalents	$(938,436)	$(4,767,169)

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net decrease in cash used in investing activities is primarily for the purchase of the Hill Estates, improvement of rental properties, including the Mill Street Development project, offset by the proceeds of U.S. Treasury bills. Financing activities include proceeds from the mortgage notes payable, mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2025, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $5,214,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $12,346,000 for the six months ended June 30,2025. Beyond the Mill Street Development Project, the most significant improvements were made at Residences at Captain Parker, Staples Plaza, 62 Boylston Street, Hamilton Oaks, Courtyard at North Beacon, and Redwood Hills, at a cost of approximately $664,000, $655,000, $527,000, $419,000, $416,000 and 352,000, respectively.

During the six months ended June 30, 2025, the Partnership received distributions of approximately $837,000 from the investment properties. For the six months ended June 30, 2024, the Partnership received $1,523,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $400,000 and $1,100,000 for the six months ended June 30, 2025 and 2024, respectively.

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

The Partnership anticipates that cash from operations will be sufficient to fund its current operations, pay distributions, and make required debt payments. The Partnership anticipates that the Mill Street Development project will require approximately $30 million to be spent over the two year period, with approximately $15 million spent in 2024 and approximately $15 million to be spent in 2025. The Partnership is using cash reserves to fund this construction but will finance a portion of construction costs upon completion of the project. Construction is expected to be completed during the fourth quarter of 2025.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2025, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As June 30, 2025, our proportionate share of the non-recourse debt related to these investments was approximately $73,854,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2025, we are subject to debt obligations as described in the table below.

		Payments due by period

	2026	2027	2028	2029	2030	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$70,704,550	6,595,537	23,154,651	58,326,713	21,570,925	333,934,384	$514,286,760
Total Contractual Obligations	$70,704,550	$6,595,537	$23,154,651	$58,326,713	$21,570,925	$333,934,384	$514,286,760

*Excluding unamortized deferred financing costs

As of June 30, 2025, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet, and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $28 million, and the total investment upon completion is anticipated to be approximately $33 million. The partnership is using cash reserves to fund this construction, but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30.7 million.

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.
●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.
●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.

●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.
●	Our actual costs to develop properties may exceed our budgeted costs.
●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.
●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.
●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.
●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.
●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.
●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.
●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.
●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.
●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.
●	Risk associated with the use of debt to fund acquisitions and developments.
●	Competition for acquisitions may result in increased prices for properties.
●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

.

●	Revenue associated with residential properties may be limited in the future if current rent restriction proposals are adopted by the State of Massachusetts. A coalition of housing advocacy organizations announced that it will file an initiative petition with the Massachusetts’ State’s Attorney General on August 13, 2025, to put a ballot initiative in front of voters. If approved, the petition would limit annual rent increases in Massachusetts to cost of living increases, with a 5% annual cap. If such a ballot measure were to be passed by voters, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.
●	On August 1, 2025, a new Massachusetts state law became effective that prohibits real estate professionals, such as brokers, from charging tenants broker fees for services primarily provided to the landlord. Tenants may still choose to hire and pay for their own broker who will represent their interests in securing rental housing. This change may result in an increase in our rental expense.

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

As of June 30, 2025, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $686,995,000 in long-term debt, approximately 90% of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $77,500,000 (without taking out unamortized deferred financing costs) as of June 30, 2025. Interest rates ranged from SOFR plus 150 basis points to SOFR plus 250 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $725,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2025 would be approximately $23,365,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the second quarter of 2025:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
April 1-30, 2025	$78.70	1,343	448,213
May 1-31, 2025	$77.17	626	447,587
June 1-30, 2025	$74.59	954	446,633
Total		2,923

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

From August 20, 2007 through June 30, 2025, the Partnership has repurchased 1,553,365 Depositary Receipts at an average price of $32.30 per receipt (or $969 per underlying Class A Unit), 4,561 Class B Units and 240 General Partnership Units, both at an average price of $1,294 per Unit, totaling approximately $56,381,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2025, the Partnership purchased a total of 3,007 Depositary Receipts. The average price was $77.13 per receipt, or $2,313.80 per unit. The cost including commission was approximately $233,168.The Partnership was required to repurchase 23.8 Class B Units and 1.3 General Partnership units at a cost of $55,081 and $3,367 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)

Purchase and Sale Agreement, dated April 15, 2025, between New England Realty Associates Limited Partnership and Oak Realty and Service Company, LLC, Vale Realty and Service Company, LLC and Digiovanni Bros., Inc. incorporated herein by reference to Exhibit 1.01 to the Partnership’s Current report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2025 (File No. 001-31568).

(10.2)

Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement to the Master Credit Facility Agreement dated as of November 30, 2021, by and between KeyBank National Association as the Lender, and New England Realty Associates Limited Partnership as the Borrower, entered into as of May 30, 2025. incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 13, 2025 (File No. 001-31568).

(10.3)

Assignment of Interest Under Multifamily Mortgage, Assignment of Leases and rents, Security Agreement and Fixture Filing from KeyBank National Association to Fannie Mae, dated May 30, 2025. incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on June 13, 2025 (File No. 001-31568).

(10.4)

Interim Loan Agreement, dated June 18, 2025, by and between Hill Estates Nera, LLC a Delaware limited liability company and KeyBank National Association, a national banking association. incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2025 (File No. 001-31568).

(10.5)

Promissory Note, dated June 18, 2025, by Hill Estates Nera, LLC, a Delaware limited liability company in favor of KeyBank National Association, a national banking association, incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8 K, as filed with the Securities and Exchange Commission on June 25, 2025 (File No. 001-31568).

(10.6)

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 18, 2025, by Hill Estates Nera, LLC, a Delaware limited liability company, in favor of KeyBank National Association, its successors and assigns, incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2025 (File No. 001-31568).

(10.7)

Limited Recourse Guaranty Agreement, effective as of June 18, 2025, by New England Realty Associates Limited Partnership, a Massachusetts limited partnership, in favor of KeyBank National Association, a national banking association, its successors, participants, and assigns, incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2025 (File No. 001-31568).

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: August 8, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 8, 2025
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 8, 2025
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	August 8, 2025
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2025
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 8, 2025
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	August 8, 2025
Sally Michael

/s/ DAVID REIER	Director of the General Partner	August 8, 2025
David Reier