Form 10-Q
period 2025-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2025-11-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 93,140 of the registrant’s Class A units (2,794,204 Depositary Receipts) of limited partnership issued and outstanding and 22,121 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Rental Properties	$458,030,396	$278,516,649
Real Estate Assets Held for Sale	3,003,310	—
Cash and Cash Equivalents	13,374,205	17,615,940
Rents Receivable	1,390,725	1,220,761
Real Estate Tax Escrows	2,625,701	2,598,073
Investment in U.S. Treasury Bills	—	83,586,405
Prepaid Expenses and Other Assets	13,021,919	8,553,360
Investments in Unconsolidated Joint Ventures	1,405,627	1,417,470
Total Assets	$492,851,883	$393,508,658
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	511,247,097	406,205,910
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,603,057	30,531,881
Accounts Payable and Accrued Expenses	10,549,975	9,004,962
Advance Rental Payments and Security Deposits	11,492,865	10,199,807
Total Liabilities	563,892,994	455,942,560
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,495 and 116,676 units outstanding in 2025 and 2024 respectively	(71,041,111)	(62,433,902)
Total Liabilities and Partners’ Capital	$492,851,883	$393,508,658

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Rental income	$23,491,296	$20,021,133	$65,025,406	$59,573,125
Laundry and sundry income	195,375	187,902	590,267	579,876
	23,686,671	20,209,035	65,615,673	60,153,001
Expenses
Administrative	871,135	679,674	2,160,314	2,093,671
Depreciation and amortization	7,374,701	4,224,211	15,754,431	12,729,275
Management fee	908,425	802,908	2,561,266	2,374,371
Operating	1,601,327	1,509,909	6,583,851	5,794,220
Renting	488,217	407,911	1,022,744	946,282
Repairs and maintenance	4,587,034	3,618,610	10,927,118	9,967,034
Taxes and insurance	3,111,531	2,495,136	8,564,628	7,487,535
	18,942,370	13,738,359	47,574,352	41,392,388
Income Before Other Income (Expense)	4,744,301	6,470,676	18,041,321	18,760,613
Other Income (Expense)
Interest income	36,981	1,123,084	1,765,468	3,413,620
Interest expense	(5,449,905)	(3,831,009)	(13,377,493)	(11,637,720)
Income from investments in unconsolidated joint ventures	146,795	146,647	994,475	909,207
	(5,266,129)	(2,561,278)	(10,617,550)	(7,314,893)
Net (Loss) Income	$(521,828)	$3,909,398	$7,423,771	$11,445,720

Net (loss) Income per Unit	$(4.48)	$33.44	$63.67	$97.72
Weighted Average Number of Units Outstanding	116,520	116,905	116,600	117,132

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(521,828)	$3,909,398	$7,423,771	$11,445,720
Net unrealized (loss) on derivative instruments for interest rate swaps	(26,311)	(268,280)	(220,225)	(93,722)
Comprehensive (Loss) income	$(548,139)	$3,641,118	$7,203,546	$11,351,998

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2024	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,128)	(12,433,251)	(654,383)	236,377	$(65,354,385)
Distribution to Partners	—	—	—	—	—	—	(7,875,512)	(1,870,434)	(98,444)	—	(9,844,390)
Stock Buyback	—	—	—	—	732	(732)	(1,291,593)	(306,124)	(16,112)	—	(1,613,829)
Net Income	—	—	—	—	—	—	9,156,576	2,174,687	114,457	—	11,445,720
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(93,722)	(93,722)
Balance September 30 , 2024	144,180	34,243	1,802	180,225	63,526	116,699	$(52,513,657)	$(12,435,122)	$(654,482)	142,655	$(65,460,606)

Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	(11,910,628)	(626,877)	408,962	(62,433,902)
Distribution to Partners	—	—	—	—	—	—	(12,318,339)	(2,939,247)	(154,697)	—	(15,412,283)
Stock Buyback	—	—	—	—	181	(181)	(330,666)	(64,347)	(3,458)	—	(398,471)
Net Income	—	—	—	—	—	—	5,939,017	1,410,516	74,238	—	7,423,771
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(220,225)	(220,225)
Balance September 30, 2025	144,180	34,243	1,802	180,225	63,730	116,495	$(57,015,348)	(13,503,706)	(710,794)	188,737	(71,041,111)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$7,423,771	$11,445,720
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury bills	—	(3,362,372)
Depreciation and amortization	15,754,431	12,729,275
Amortization of deferred finance costs	393,023	284,838
(Income) from investments in joint ventures	(994,475)	(909,207)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	62,500	102,500
(Increase) in rents receivable	(169,964)	(681)
(Decrease) Increase in accounts payable and accrued expense	(2,032,286)	677,850
(Increase) in real estate tax escrow	(27,628)	(272,103)
(Increase) in prepaid expenses and other assets	(1,346,929)	(553,922)
Increase (Decrease) in advance rental payments and security deposits	1,293,058	(176,020)
Total Adjustments	12,931,730	8,520,158
Net cash provided by operating activities	20,355,501	19,965,878
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	775,000	3,870,000
Investment in U.S. Treasury bills	(31,060,131)	(138,877,950)
Proceeds from U.S. Treasury bills	116,027,967	140,807,000
Developing of rental property and other related costs	(12,475,634)	(7,961,579)
Purchase of rental property	(108,885,341)	—
Improvement of rental properties	(9,323,122)	(7,407,648)
Net cash (used in) provided by investing activities	(44,941,261)	(9,570,177)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(21,274,632)	(2,098,252)
Proceeds from Mortgage Notes Payable	57,429,410
Stock buyback	(398,471)	(1,613,829)
Distributions to partners	(15,412,282)	(9,844,390)
Net cash provided by (used in) financing activities	20,344,025	(13,556,471)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,241,735)	(3,160,770)
Cash and Cash Equivalents, at beginning of period	17,615,940	18,230,463
Cash and Cash Equivalents, at end of period	$13,374,205	$15,069,693

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $393,000 and $285,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $220,000 and a comprehensive loss of approximately $94,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2025 or 2024. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2025, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 3.55%. At September 30, 2025 and December 31, 2024, respectively, approximately $14,259,000, and $16,551,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $243,000 and $280,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2025 there was capitalized interest of approximately $617,000.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2025, the Partnership and its Subsidiary Partnerships owned 3,339 residential apartment units in 28 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2025, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, and two commercial office buildings in Belmont, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2025 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project for approximately $29,700,000. The current contract value including change orders is approximately $31 million. Anticipated contract savings will reduce the actual construction costs to approximately $30 million. As of September 30, 2025, the property, located at 57 Mill Street in Woburn, MA, and which will include 72 residential units comprising approximately 93,000 square feet, is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $31,800,000, and the total investment upon completion is anticipated to be approximately $33 million, including soft costs, imputed interest, and taxes. Project costs are being funded from Partnership reserves, but upon completion, the Partnership anticipates closing on a permanent loan, as required by MassHousing under the Chapter 40B program. In connection with these requirements, the Partnership received a term sheet from Brookline Bank. See Note 19 - Subsequent Events.

Rental properties consist of the following:

	September 30, 2025	December 31, 2024	Useful Life
Land, improvements and parking lots	$143,787,166	$101,397,349	15	-	40	years
Buildings and improvements	384,861,835	279,272,215	15	-	40	years
Construction in Progress	37,036,048	16,758,245		N/A
Kitchen cabinets	24,844,899	14,187,702	5	-	10	years
Carpets	21,786,338	14,545,300	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	501,949	475,931	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	23,564,427	21,911,223	5	-	30	years
Motor vehicles	236,697	236,697			5	years
Fences	142,829	101,506	5	-	15	years
Furniture and fixtures	17,900,932	9,047,454	5	-	7	years
Smoke alarms	10,920	0	5	-	7	years
Total fixed assets *	658,149,909	461,409,491
Less: Accumulated depreciation	(197,116,203)	(182,892,842)
* Includes Real Estate Assets held for sale	$461,033,706	$278,516,649

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt and Hill Estates. Total fees paid were approximately $2,561,000 and $2,374,000 for the nine months ended September 30, 2025 and 2024, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2025 and 2024, approximately $1,422,000 and $798,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2025 expenses referred to above, approximately $165,000 consisted of repairs and maintenance, and $178,000 for administrative expense. Approximately $1,075,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties, and approximately $4,000 for brokerage fees. Additionally in 2025, the Hamilton Company received approximately $710,000 from the Investment Properties of which approximately $580,000 was the management fee, approximately $93,000 for construction, architectural services, and supervision of capital projects, approximately $27,000 for repairs and maintenance, and approximately $10,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties, and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,519,000 and $3,264,000 for the nine months ended September 30, 2025 and 2024, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For each of the nine months ended September 30, 2025 and 2024, the Partnership incurred $48,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2025 and 2024 the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $323,000 and $117,000 for the nine months ended

September 30, 2025 and 2024, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $7,400 for legal fees for the nine month period ending September 30, 2025.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,495,000, and $3,463,000 of security deposits are included in prepaid expenses and other assets at September 30, 2025 and December 31, 2024, respectively.

Also, included in prepaid expenses and other assets at September 30, 2025 and December 31, 2024 is approximately $1,908,000 and $2,260,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $3,910,000 and $334,000 net of accumulated amortization of approximately $2,659,000 and $1,215,000 at September 30, 2025, and at December 31, 2024, respectively.

Financing fees in association with the line of credit of approximately $161,000 and $217,000 are net of accumulated amortization of approximately $64,000 and $8,000 at September 30, 2025 and December 31, 2024 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2025 and December 31, 2024, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2025, the interest rates on these loans ranged from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,103,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2025, the weighted average interest rate on the above mortgages was 4.22%. The effective rate of 4.30% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,930,000 and $2,399,000 are net of accumulated amortization of approximately $2,050,000 and $1,733,000 at September 30, 2025 and December 31, 2024, respectively, which offset the total mortgage notes payable.

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

On June 18, 2025, the Partnership entered into an interim loan agreement with KeyBank for $67,500,000 at a floating interest rate of the SOFR rate plus 150 basis points. The note is due on December 17, 2025. Proceeds of the loan were used for the purchase of Hill Estates. The loan is secured by a mortgage on the property and is limited guaranteed by the Partnership. The Loan is prepayable, without prepayment penalty, upon not less than seven (7) days prior written notice to KeyBank as the Lender. The Partnership is currently in the process of refinancing the loan.

On July 10, 2025, the Partnership borrowed an additional $682,520 from Brookline Bank as an earnout in connection with the loan at Staples Plaza. The earnout tranche bears an interest rate of 5.97%, is coterminous with the original underlying loan, and amortizes on a 30-year schedule.

Approximate annual maturities at September 30, 2025 are as follows:

2026—current maturities	$74,120,000
2027	3,226,000
2028	52,320,000
2029	28,566,000
2030	21,590,000
Thereafter	334,355,000
514,177,000
Less: unamortized deferred financing costs	2,930,000
$511,247,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of September 30, 2025, the Partnership was in compliance with the financial covenants except for the liquidity covenant, and did not incur an unused line fee.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2025, amounts received for prepaid rents of approximately $4,246,000 are included in cash and cash equivalents, and security deposits of approximately $3,495,000 are included in prepaid expenses and other assets and are restricted cash.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2025	2024
Net Income per Depositary Receipt	$2.12	$3.26
Distributions per Depositary Receipt	$4.40	$2.80

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2025 are as follows:

Class A	50,984
Class B	12,109
General Partnership	637
63,730

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

On March 12, 2025, the Board of Directors authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units in such quantities, at such prices, in such manner and on such terms and conditions as the Authorized Persons determine are in the best interests of the Partnership; provided, however, that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed $5 million, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, (iii) no Depositary Receipt shall be repurchased in excess of $95 per depositary receipt ( the “Repurchase Plan”). The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time.

From August 20, 2007 through September 30, 2025, the Partnership has repurchased 1,554,701 Depositary Receipts at an average price of $31.94 per receipt (or $958.20) per underlying Class A Unit), 4,572 Class B Units and 241 General Partnership Units, both at an average price of $1,296 per Unit, totaling approximately $56,503,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2025, the Partnership purchased a total of 4,343 Depositary Receipts. The average price was $75.61 per receipt, or $2,268.30 per unit. The cost including commission was approximately $330,666. The Partnership was required to repurchase 34.4 Class B Units and 1.8 General Partnership units at a cost of $64,347 and $3,458 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership. In addition, the Partnership has a contractual commitment of approximately $30.9 million related to the ongoing construction project at the Mill Street Development.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2025, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30 2025 as follows:

Commercial
Property Leases
2026	$3,893,699
2027	3,238,918
2028	2,807,987
2029	2,196,741
2030	1,711,516
Thereafter	8,046,620
$21,895,481

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $679,000 and $580,000 for the nine months ended September 30, 2025 and

2024 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 34% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2026	$541,546	26,565	27	13%
2027	738,806	23,066	12	18%
2028	348,885	9,458	5	8%
2029	726,517	22,210	9	17%
2030	164,448	5,378	4	4%
2031	—	—	—	—%
2032	110,600	1,106	1	3%
2033	—	—	—	—%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
Thereafter	1,003,246	27,801	4	24%
Totals	$4,167,832	136,481	64	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $828,000 and $1,085,000 at September 30, 2025 and December 31, 2024. Included in rents receivable at September 30, 2025 is approximately $99,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2025 and 2024, cash paid for interest was approximately $12,403,000, and $11,387,000 respectively. Cash paid for state income taxes was approximately $155,000 and $100,000 during the nine months ended September 30, 2025 and 2024, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $3,577,000. Interest capitalized amounted to approximately $617,000 and $89,000 for the nine months ended September 30, 2025 and 2024, respectively. The Partnership purchased the Hill Estates property partially through a mortgage payable which represents noncash Investing and Financing activities of $67,500,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2025 and December 31, 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2025 and December 31, 2024 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

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

At September 30, 2025 and December 31, 2024 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2025 and December 31, 2024, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At September 30, 2025 and at December 31, 2024, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	September 30, 2025		Dec 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	13,374,205	13,374,205	17,615,940	17,615,940
Treasury bills	—	—	83,586,405	83,638,670
Total Assets	13,374,205	13,374,205	101,202,345	101,254,610

Liabilities
Mortgage payable *
- Partnership properties	511,247,097	472,716,361	406,205,910	351,384,919
- Investment properties	174,233,798	168,301,095	172,287,696	161,536,968
Total Liabilities	685,480,895	641,017,456	578,493,606	512,921,887

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates approximately $44,000 will be reclassified as a decrease to interest expense.

As of September 30, 2025, the Partnership had one interest rate swap outstanding with a notional amount of approximately $189,000 designated as cash flow hedges of interest rate risk. As of September 30, 2025, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	Fair Value
Asset Derivatives designated	September 30,	December 31,
as hedging instruments	2025	2024	Balance sheet location
Interest rate swaps	$188,736	$408,962	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended September 30, 2025 and 2024.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended September 30,	2025	2024		2025	2024		2025	2024

Interest rate swaps	$(26,311)	$(268,280)	Interest expense	$—	$—	Interest and other investment income (loss)	$(5,440,905)	$(3,831,009)

Nine Months Ended September 30,

Interest rate swaps	$(220,225)	$(93,722)	Interest expense	$—	$—	Interest and other investment income (loss)	$(13,377,493)	$(11,637,720)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2025, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2021 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At September 30, 2025, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.610% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2025, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30 2025, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2025, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2025, the balance of this mortgage before unamortized deferred financing costs is approximately $8,057,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,298,785	$2,578,834	$3,944,259	$69,315	$3,781,556	$13,372,001	$69,368,454	$98,413,204
Cash & Cash Equivalents	2,957,779	64,506	100,046	14,268	618,244	287,451	4,731,097	8,773,391
Rent Receivable	153,153	62,810	10,492	895	13,286	35,349	145,272	421,257
Real Estate Tax Escrow	70,289	—	79,926	—	36,067	—	—	186,282
Prepaid Expenses & Other Assets	397,786	29,387	92,822	939	78,424	319,765	2,506,742	3,425,865
Total Assets	$8,877,792	$2,735,537	$4,227,545	$85,417	$4,527,577	$14,014,566	$76,751,565	$111,219,999
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,044,033	$—	$8,038,487	$—	$5,951,240	$23,372,366	$124,827,672	$174,233,798
Accounts Payable & Accrued Expense	222,266	7,000	105,473	2,702	70,503	222,068	772,803	1,402,815
Advance Rental Pmts & Security Deposits	349,841	—	280,627	—	159,475	476,085	3,102,500	4,368,528
Total Liabilities	12,616,140	7,000	8,424,587	2,702	6,181,218	24,070,519	128,702,975	180,005,141
Partners’ Capital	(3,738,348)	2,728,537	(4,197,042)	82,715	(1,653,641)	(10,055,953)	(51,951,410)	(68,785,142)
Total Liabilities and Capital	$8,877,792	$2,735,537	$4,227,545	$85,417	$4,527,577	$14,014,566	$76,751,565	$111,219,999
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,364,269	$—	$41,358	$—	$—	$—	1,405,626
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,869,174)	$—	$(2,098,521)	$—	$(826,821)	$(5,027,977)	$(20,780,564)	(30,603,056)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,197,430)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,470,949	$181,413	$1,408,071	$77,219	$1,130,131	$3,281,200	$13,440,970	$20,989,953
Laundry and Sundry Income	8,663	—	—	—	—	42,236	132,144	183,043
	1,479,612	181,413	1,408,071	77,219	1,130,131	3,323,436	13,573,114	21,172,996
Expenses
Administrative	21,935	16,709	51,056	3,644	19,647	61,488	207,905	382,384
Depreciation and Amortization	347,980	8,782	263,284	2,448	258,384	862,702	2,754,240	4,497,820
Management Fees	60,368	7,586	54,542	3,119	44,637	129,432	280,331	580,015
Operating	247,428	—	78,253	153	106,961	438,652	1,106,892	1,978,339
Renting	48,517	—	68,595	100	10,367	100,356	170,809	398,744
Repairs and Maintenance	153,000	—	150,284	—	103,949	484,553	1,467,823	2,359,609
Taxes and Insurance	222,225	51,806	144,757	14,405	123,509	368,068	2,093,980	3,018,750
	1,101,453	84,883	810,771	23,869	667,454	2,445,251	8,081,980	13,215,661
Income Before Other Income	378,159	96,530	597,300	53,350	462,677	878,185	5,491,134	7,957,335
Other Income (Loss)
Interest Expense	(521,484)	—	(246,058)	—	(176,777)	(997,081)	(3,851,742)	(5,793,142)
Interest Income	26,694	1,019	5,034	413	8,666	12,418	122,995	177,239
	(494,790)	1,019	(241,024)	413	(168,111)	(984,663)	(3,728,747)	(5,615,903)
Net (Loss) Income	$(116,631)	$97,549	$356,276	$53,763	$294,566	$(106,478)	$1,762,389	$2,341,432
Net (Loss) Income —NERA 50%	$(58,315)	$48,775	$178,137	$26,881	$147,283	$(53,239)		289,523
Net Income —NERA 40%							$704,956	704,956
								$994,478

Financial information for the three months ended September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$472,600	$60,471	$447,773	$27,384	$387,047	$1,105,154	$4,508,796	$7,009,225
Laundry and Sundry Income	3,572	—	—	—	—	13,025	38,160	54,757
	476,172	60,471	447,773	27,384	387,047	1,118,179	4,546,956	7,063,982
Expenses
Administrative	6,745	14,699	29,496	768	3,278	13,125	64,311	132,422
Depreciation and Amortization	116,036	2,927	88,624	816	87,438	289,528	930,368	1,515,737
Management Fees	20,677	2,529	17,850	1,060	15,059	43,402	93,941	194,518
Operating	75,015	—	11,005	94	26,475	148,150	372,844	633,583
Renting	38,300	—	32,318	31	1,100	45,879	123,593	241,221
Repairs and Maintenance	68,156	—	81,494	—	42,527	188,692	730,578	1,111,447
Taxes and Insurance	73,470	17,033	48,758	4,668	43,017	127,614	664,254	978,814
	398,399	37,188	309,545	7,437	218,894	856,390	2,979,889	4,807,742
Income Before Other Income	77,773	23,283	138,228	19,947	168,153	261,789	1,567,067	2,256,240
Other Income (Loss)
Interest Expense	(177,126)	—	(81,196)	—	(59,555)	(336,135)	(1,312,036)	(1,966,048)
Interest Income	7,222	337	1,137	125	3,706	3,597	47,857	63,981
	(169,904)	337	(80,059)	125	(55,849)	(332,538)	(1,264,179)	(1,902,067)
Net (Loss) Income	$(92,131)	$23,620	$58,169	$20,072	$112,304	$(70,749)	$302,888	$354,173
Net (Loss) Income —NERA 50%	$(46,066)	$11,810	$29,085	$10,036	$56,152	$(35,375)		25,643
Net Income —NERA 40%							$121,155	121,155
								$146,798

Future annual mortgage maturities at September 30, 2025 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2026	$	$256,664	$—	$	$—	$256,664
9/30/2027	—	266,775	—	—	—	266,775
9/30/2028	—	7,533,359	—	—	125,000,000	132,533,359
9/30/2029	—	—	—	—	—	—
9/30/2030	—	—	—	—	—	—
Thereafter	12,214,000	—	6,000,000	23,589,000	—	41,803,000
	12,214,000	8,056,798	6,000,000	23,589,000	125,000,000	174,859,798
Less: unamortized deferred financing costs	(169,967)	(18,311)	(48,760)	(216,634)	(172,328)	(626,000)
	$12,044,033	$8,038,487	$5,951,240	$23,372,366	$124,827,672	$174,233,798

At September 30, 2025, the weighted average interest rate on the above mortgages was 4.28%. The effective rate was 4.35% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,156,533	$2,581,323	$4,234,113	$72,579	$3,977,260	$13,619,389	$71,377,601	$101,018,798
Cash & Cash Equivalents	1,325,418	62,274	103,930	17,234	81,885	2,796,390	1,621,908	6,009,039
Rent Receivable	189,026	74,223	2,057	2,482	7,656	36,654	42,643	354,741
Real Estate Tax Escrow	78,201	—	71,866	—	29,531	—	—	179,598
Prepaid Expenses & Other Assets	335,724	38,022	100,024	769	67,481	280,877	2,672,293	3,495,190
Total Assets	$7,084,902	$2,755,842	$4,511,990	$93,064	$4,163,813	$16,733,310	$75,714,445	$111,057,366
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,986,211	$—	$8,278,765	$—	$5,943,056	$23,348,070	$124,763,049	$172,319,151
Accounts Payable & Accrued Expense	330,733	3,000	126,680	2,604	62,619	257,732	709,139	1,492,507
Advance Rental Pmts& Security Deposits	366,000	—	262,862	—	165,213	492,520	3,212,838	4,499,433
Total Liabilities	10,682,944	3,000	8,668,307	2,604	6,170,888	24,098,322	128,685,026	178,311,091
Partners’ Capital	(3,598,042)	2,752,842	(4,156,317)	90,460	(2,007,075)	(7,365,012)	(52,970,581)	(67,253,725)
Total Liabilities and Capital	$7,084,902	$2,755,842	$4,511,990	$93,064	4,163,813	$16,733,310	$75,714,445	$111,057,366
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,376,421	$—	$45,230	$	$	$	$1,421,651
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,799,020)	$—	$(2,078,158)	$—	$(1,003,538)	$(3,682,506)	$(21,188,233)	(29,751,455)
Total Investment in Unconsolidated Joint Ventures (Net)								$(28,329,804)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,417,322	$181,413	$1,346,589	$77,243	$1,076,051	$3,094,579	$12,738,225	$19,931,422
Laundry and Sundry Income	9,399	—	(236)	—	—	36,929	132,418	178,510
	1,426,721	181,413	1,346,353	77,243	1,076,051	3,131,508	12,870,643	20,109,932
Expenses
Administrative	16,359	4,000	22,547	2,101	14,383	57,765	148,131	265,286
Depreciation and Amortization	350,002	8,782	259,392	2,448	250,158	807,037	2,772,916	4,450,735
Management Fees	57,488	6,611	52,909	3,126	42,829	130,703	269,853	563,519
Operating	319,903	—	59,664	86	84,517	347,123	1,022,506	1,833,799
Renting	33,103	—	22,016	93	13,556	87,951	104,549	261,268
Repairs and Maintenance	168,259	—	99,452	1,650	103,900	530,985	1,618,100	2,522,346
Taxes and Insurance	213,584	51,471	149,378	14,677	118,953	330,930	1,977,123	2,856,116
	1,158,698	70,864	665,358	24,181	628,296	2,292,494	7,913,178	12,753,069
Income Before Other Income	268,023	110,549	680,995	53,062	447,755	839,014	4,957,465	7,356,863
Other Income (Loss)
Interest Expense	(593,920)	—	(252,874)	—	(178,044)	(633,432)	(3,859,011)	(5,517,281)
Interest Income	32,532	1,480	7,035	629	7,454	44,590	77,327	171,047
Other income (Expense)	—	—		—	—	42,938	—	42,938
	(561,388)	1,480	(245,839)	629	(170,590)	(545,904)	(3,781,684)	(5,303,296)
Net (Loss) Income	$(293,365)	$112,029	$435,156	$53,691	$277,165	$293,110	$1,175,781	$2,053,567
Net (Loss) Income —NERA 50%	$(146,682)	$56,015	$217,578	$26,846	$138,583	$146,555		438,894
Net Income —NERA 40%							$470,313	470,313
								$909,207

Financial information for the three months ended September 30, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$498,469	$60,471	$455,505	$25,610	$364,435	$1,037,278	$4,208,926	$6,650,694
Laundry and Sundry Income	3,054	—	—	—	—	11,685	36,881	51,620
	501,523	60,471	455,505	25,610	364,435	1,048,963	4,245,807	6,702,314
Expenses
Administrative	5,816	1,000	7,568	700	4,065	35,429	47,983	102,561
Depreciation and Amortization	118,091	2,927	86,596	816	84,153	273,712	935,756	1,502,051
Management Fees	20,302	2,479	17,955	1,057	14,520	48,469	89,561	194,343
Operating	142,906	—	18,280	123	19,741	102,651	272,000	555,701
Renting	25,469	—	12,241	30	3,865	31,214	51,733	124,552
Repairs and Maintenance	73,640	—	54,569	—	42,734	200,707	734,698	1,106,348
Taxes and Insurance	49,619	16,279	49,898	4,503	40,197	123,938	692,982	977,416
	435,843	22,685	247,107	7,229	209,275	816,120	2,824,713	4,562,972
Income Before Other Income	65,680	37,786	208,398	18,381	155,160	232,843	1,421,094	2,139,342
Other Income (Loss)
Interest Expense	(199,679)	—	(83,768)	—	(59,749)	(248,334)	(1,292,563)	(1,884,093)
Interest Income	11,282	290	2,406	211	1,991	21,940	32,037	70,157
Other income (Expense)	—	—	—	—	—	—	—	—
	(188,397)	290	(81,362)	211	(57,758)	(226,394)	(1,260,526)	(1,813,936)
Net (Loss) Income	$(122,717)	$38,076	$127,036	$18,592	$97,402	$6,449	$160,568	$325,406
Net (Loss) Income —NERA 50%	$(61,359)	$19,038	$63,518	$9,296	$48,701	$3,226		82,420
Net Income —NERA 40%							$64,227	64,227
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2025 was $48,000.

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

NOTE 19. SUBSEQUENT EVENTS

On November 6, 2025, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on December 31, 2025.

From October 1, 2025 through November 7, 2025, the Partnership has purchased 1,683 Depository Receipts.

On October 10, 2025, the Partnership signed an updated term sheet from Brookline Bank to provide a two-year Bridge Loan in the amount of $17,500,000 for the Mill Street Development project.

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

The vacancy rate for the Partnership’s residential properties as of November 1, 2025 was 3.25% as compared with a vacancy rate of 1.7% as of November 1, 2024. The vacancy rate for the Joint Venture properties as of November 1, 2025 was 0.7%, as compared to 2.8% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the third quarter of 2025, rents increased an average of 5.7% for renewals and decreased an average of 0.1% for new leases. For the balance of 2025, management expects a rental market with slowing rent growth.

For the third quarter of 2025, consolidated revenue, excluding Hill Estates, increased by 2.6%, operating expenses increased by 5.1%, and Income before Other Income (Expense) decreased by 2.7%, as compared to the third quarter of 2024.

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of September 30, 2025, the Partnership was in compliance with the financial covenants except for the liquidity covenant, and did not incur an unused line fee.

From the start of the Stock Repurchase Program in 2007 through September 30, 2025, the Partnership has purchased 1,554,701 Depositary Receipts. During the nine months ended September 30, 2025, the Partnership purchased a total of 4,343 Depositary Receipts.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of November 1, 2025, the Brown family related entities and Ronald Brown collectively own approximately 34.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2025, tenant renewals were approximately 73% with an average rental increase of approximately 5.4%, new leases accounted for approximately 23% with a rental rate increase of approximately 0.2%. During the nine months ended September 30, 2025, leasing commissions were approximately $686,000 compared to approximately $522,000 for the nine months ended September 30, 2024, an increase of approximately $164,000 (31.4%). Tenant concessions were approximately $52,000 for the nine months ended September 30, 2025, compared to approximately $92,000 for the nine months ended September 30, 2024, a decrease of approximately $40,000 (43.5%). Tenant improvements were approximately $2,675,000 for the nine months ended September 30, 2025, compared to approximately $2,503,000 for the nine months ended September 30, 2024, an increase of approximately $172,000 (6.9%).

Hamilton accounted for approximately 1.5% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2025 and 1.0% during the nine months ended September 30, 2024. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $85,000 (91.7%) and approximately $138,000 (46.4%) of the legal services paid for by the Partnership during the nine months ended September 30, 2025 and 2024, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2025, Hamilton provided the Partnership approximately $1,075,000 in construction and architectural services, compared to approximately $420,000 for the nine months ended September 30, 2024.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2025 and 2024, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 and September 30, 2024

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,744,000 during the three months ended September 30, 2025, compared to approximately $6,470,000 for the three months ended September 30, 2024, a decrease of approximately $1,726,000 (26.7%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2025	November 1, 2024
Residential
Units	3,358	2,962
Vacancies	109	51
Vacancy rate	3.2%	1.7%
Commercial
Total square feet	159,266	131,159
Vacancy	10,767	1,581
Vacancy rate	6.80%	1.20%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2025		2024
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$23,491	$23,491	$20,021	$20,021
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$213	$213	$181	$181

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024:

	Three Months Ended September 30,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$23,491,296	$20,021,133	$3,470,163	17.3%
Laundry and sundry income	195,375	187,902	7,473	4.0%
	23,686,671	20,209,035	3,477,636	17.2%
Expenses
Administrative	871,135	679,674	191,461	28.2%
Depreciation and amortization	7,374,701	4,224,211	3,150,490	74.6%
Management fee	908,425	802,908	105,517	13.1%
Operating	1,601,327	1,509,909	91,418	6.1%
Renting	488,217	407,911	80,306	19.7%
Repairs and maintenance	4,587,034	3,618,610	968,424	26.8%
Taxes and insurance	3,111,531	2,495,136	616,395	24.7%
	18,942,370	13,738,359	5,204,011	37.9%
Income Before Other Income (Expense)	4,744,301	6,470,676	(1,726,375)	(26.7%)
Other Income (Expense)
Interest income	36,981	1,123,084	(1,086,103)	(96.7%)
Interest expense	(5,449,905)	(3,831,009)	(1,618,896)	42.3%
Income from investments in unconsolidated joint ventures	146,795	146,647	148	0.1%
	(5,266,129)	(2,561,278)	(2,704,851)	105.6%
Net (Loss) Income	$(521,828)	$3,909,398	$(4,431,226)	(113.3%)

Rental income for the three months ended September 30, 2025 was approximately $23,491,000, compared to approximately $20,021,000 for the three months ended September 30 2024, an increase of approximately $3,470,000 (17.3%). Excluding revenues from the Hill Estates, 26 Brighton Avenue, and 90 Concord properties rental income of approximately $2,944,000, revenue increased approximately $526,000 (2.6%). The Partnership properties with the largest increases in rental income include 62 Boylston, Hamilton Oaks, Residence at Captain Parker, WCB Associates, Redwood Hills, and School Street, with increases of $76,000, $66,000, $51,000, $49,000, $43,000 and $43,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses for the three months ended September 30, 2025 were approximately $18,942,000 compared to approximately $13,738,000 for the three months ended September 30, 2024, an increase of approximately $5,204,000 (37.9%). Excluding expenses from the Hill Estates, 26 Brighton Avenue, and 90 Concord properties of approximately $4,506,000, operating expenses were approximately $14,436,000, an increase of approximately $698,000 (5.1%).The factors contributing to the increase other than from Hill Estates, 26 Brighton Avenue, and 90 Concord, are an increase in repairs and maintenance of approximately $633,000 (17.5%), an increase in taxes and insurance of approximately $146,000 (5.9%), offset by a decrease in depreciation and amortization expense of approximately $204,000 (4.8%). Approximately $2,149,000 of the expenses associated with the recently purchased properties is attributable to depreciation expense.

Interest expense for the three months ended September 30, 2025 was approximately $5,450,000 compared to approximately $3,831,000 for the three months ended September 30, 2024, an increase of approximately $1,619,000 (42.3%). Excluding interest expense for the Hill Estates of approximately $1,079,000, interest expense increased approximately $540,000 (14.1%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in June, 2025 at an interest rate of 5.99% on the Master Credit Facility.

Interest and dividend income for the three months ended September 30, 2025 was approximately $37,000 compared to approximately $1,123,000 for the three months ended September 30, 2024, a decrease of approximately $1,086,000 (96.7%). The decrease in the interest income is due to the use of the Investment in U.S. Treasury bills to acquire the Hill Estates, 26 Brighton Avenue, and 90 Concord properties.

At September 30 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $147,000 for the three months ended September 30, 2025, compared to net income of approximately $147,000 for the three months ended September 30, 2024, Included in the income for the three months ended September 30, 2025 is depreciation and amortization expense of approximately $665,000.

As a result of the changes discussed above, there was a net loss for the three months ended September 30, 2025 of approximately $522,000 compared to net income of approximately $3,909,000 for the three months ended September 30, 2024, a decrease in income of approximately $4,431,000 (113.3%).

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $18,041,000 during the nine months ended September 30, 2025, compared to approximately $18,760,000 for the nine months ended September 30, 2024, a decrease of approximately $719,000 (3.8%).

	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$65,025,406	$59,573,125	$5,452,281	9.2%
Laundry and sundry income	590,267	579,876	10,391	1.8%
	65,615,673	60,153,001	5,462,672	9.1%
Expenses
Administrative	2,160,314	2,093,671	66,643	3.2%
Depreciation and amortization	15,754,431	12,729,275	3,025,156	23.8%
Management fee	2,561,266	2,374,371	186,895	7.9%
Operating	6,583,851	5,794,220	789,631	13.6%
Renting	1,022,744	946,282	76,462	8.1%
Repairs and maintenance	10,927,118	9,967,034	960,084	9.6%
Taxes and insurance	8,564,628	7,487,535	1,077,093	14.4%
	47,574,352	41,392,388	6,181,964	14.9%
Income Before Other Income ( Expense)	18,041,321	18,760,613	(719,292)	(3.8)%
Other Income (Expense)
Interest income	1,765,468	3,413,620	(1,648,152)	(48.3%)
Interest (expense)	(13,377,493)	(11,637,720)	(1,739,773)	14.9%
Income from investments in unconsolidated joint ventures	994,475	909,207	85,268	9.4%
	(10,617,550)	(7,314,893)	(3,302,657)	45.1%
Net Income	$7,423,771	$11,445,720	$(4,021,949)	(35.1%)

Rental income for the nine months ended September 30, 2025 was approximately $65,025,000, compared to approximately $59,573,000 for the nine months ended September 30, 2024, an increase of approximately $5,452,000 (9.2%). Excluding revenues from the Hill Estates, 26 Brighton Avenue, and 90 Concord properties of approximately $3,365,000, revenue increased approximately $2,087,000 (3.5%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include Westgate Apartments, Hamilton Oaks, WCB Associates, Hamilton Green Apartments, School Street, and Redwood Hills, with increases of $226,000, $200,000, $195,000, $183,000, $173,000 and $160,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2025 were approximately $47,574,000 compared to approximately $41,392,000 for the nine months ended September 30, 2024, an increase of approximately $6,182,000 (14.9%), Excluding operating costs for the Hill Estates, 26 Brighton Avenue and 90 Concord properties of approximately $5,208,000, operating expenses increased approximately $974,000 (2.4%). The factors contributing to the increase are an increase in taxes and insurance expense of approximately $540,000 (7.2%), an increase in snow removal costs of approximately $432,000 (77.6%), partially offset by a decrease in depreciation and amortization expense of approximately $840,000 (6.6%). Approximately $2,459,000 of the expenses associated with the recently purchased properties is attributable to depreciation expense.

Interest expense for the nine months ended September 30, 2025 was approximately $13,377,000 compared to approximately $11,638,000 for the nine months ended September 30, 2024, an increase of approximately $1,740,000 (14.9%). Excluding interest expense for Hill Estates, 26 Brighton Avenue and 90 Concord properties of approximately

$1,228,000, interest expense increased approximately $512,000 (4.4%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility.

Interest and dividend income for the nine months ended September 30, 2025 was approximately $1,765,000 compared to approximately $3,413,000 for the nine months ended September 30, 2024, a decrease of approximately $1,648,000 (48.3%). The decrease in the interest income is due to the use of Investment in U.S. Treasury bills to acquire the Hill Estates, 26 Brighton Avenue, and 90 Concord properties.

At September 30, 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $994,000 for the nine months ended September 30, 2025, compared to net income of approximately $909,000 for the nine months ended September 30, 2024, an increase in income of approximately $85,000 (9.4%). Included in the income for the nine months ended September 30, 2025 is depreciation and amortization expense of approximately $1,973,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2025 was approximately $7,424,000 compared to income of approximately $11,446,000 for the nine months ended September 30, 2024, a decrease in net income of approximately $4,022,000 (35.1%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2025 and 2024 was the proceeds from the increased in mortgage notes payable, the liquidation of U.S Treasury bills, and the collection of rents. The Partnership’s principal use of cash during the first nine months of 2025 was the purchase of a new property, construction of the Mill Street Development, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners.

The majority of cash and cash equivalents of $13,374,205 at September 30, 2025 and $17,615,940 at December 31, 2024 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $4,241,735 for the nine months ended September 30, 2025 is summarized as follows:

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$20,355,501	$19,965,878
Cash (used in) investing activities	(44,941,261)	(9,570,177)
Proceeds from mortgage notes payable	57,429,410	—
Principal payments of mortgage notes payable	(21,274,632)	(2,098,252)
Repurchase of Depositary Receipts, Class B and General Partner Units	(398,471)	(1,613,829)
Distributions paid	(15,412,282)	(9,844,390)
Net (decrease) increase in cash and cash equivalents	$(4,241,735)	$(3,160,770)

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net decrease in cash used in investing activities is primarily for the purchase of the Hill Estates, 26 Brighton Avenue and 90 Concord properties, improvement of rental properties, including the Mill Street Development project, offset by the proceeds of U.S. Treasury bills. Financing activities include proceeds from the mortgage notes payable, mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2025, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $9,323,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $16,053,000 for the nine months ended September 30, 2025. Beyond the Mill Street Development Project, the most significant improvements were made at Commonwealth 1137, Boylston Street, Residences at Captain Parker, Executive Apartments, Staples Plaza, and Hamilton Oaks, at a cost of approximately $1,299,000, $1,163,000, $748,000, $663,000, $655,000 and $616,000, respectively.

During the nine months ended September 30, 2025, the Partnership received distributions of approximately $1,078,000 from the investment properties. For the nine months ended September 30, 2024, the Partnership received $3,972,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $600,000 and $1,340,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2025, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As of September 30, 2025, our proportionate share of the non-recourse debt related to these investments was approximately $74,930,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2025, we are subject to debt obligations as described in the table below.

		Payments due by period

	2026	2027	2028	2029	2030	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$74,119,932	3,226,253	52,320,205	28,566,331	21,589,558	334,354,984	$514,177,263
Total Contractual Obligations	$74,119,932	$3,226,253	$52,320,205	$28,566,331	$21,589,558	$334,354,984	$514,177,263

*Excluding unamortized deferred financing costs

As of September 30, 2025, the Partnership has one property under construction located at 57 Mill Street in Woburn, MA. The project includes 72 residential units comprising approximately 93,000 square feet, and is estimated to be completed during the fourth quarter of 2025. Total investment to date is approximately $31 million, and the total investment upon completion is anticipated to be approximately $33 million. The partnership is using cash reserves to fund this construction, but will finance a portion of construction costs upon completion of the project. In connection with the Mill Street development project, the Partnership has entered into a contract with a general contractor with a current contract value of approximately $30.9 million.

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.
●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.
●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.

●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.
●	Our actual costs to develop properties may exceed our budgeted costs.
●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.
●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.
●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.
●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.
●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.
●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.
●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.
●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.
●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.
●	Risk associated with the use of debt to fund acquisitions and developments.
●	Competition for acquisitions may result in increased prices for properties.
●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

●	Revenue associated with residential properties may be limited in the future if current rent restriction proposals are adopted by the State of Massachusetts. On August 6, 2025, a citizen’s petition was filed by a coalition of housing advocacy organizations with the Massachusetts’ State’s Attorney General, to put a ballot initiative in front of voters. If approved, the petition would limit annual rent increases in

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

As of September 30, 2025, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $689,037,000 in long-term debt, approximately 90% of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $67,500,000 (without taking out unamortized deferred financing costs) as of September 30, 2025. Interest rates ranged from SOFR plus 150 basis points to SOFR plus 250 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $675,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2025 would be approximately $23,300,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the third quarter of 2025:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
July 1-31, 2025	$73.37	432	446,201
August 1-31, 2025	$71.55	734	445,467
September 1-30, 2025	$71.96	170	445,297
Total		1,336

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

On March 12, 2025, the Board of Directors authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units in such quantities, at such prices, in such manner and on such terms and conditions as the Authorized Persons determine are in the best interests of the Partnership; provided, however, that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed $5 million, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date hereof, (iii) no Depositary Receipt shall be repurchased( the “Repurchase Plan”); The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time.

From August 20, 2007 through September 30, 2025, the Partnership has repurchased 1,554,701 Depositary Receipts at an average price of $33.09 per receipt (or $992.70 per underlying Class A Unit), 4,572 Class B Units and 241 General Partnership Units, both at an average price of $1,296 per Unit, totaling approximately $56.503,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2025, the Partnership purchased a total of 4,343 Depositary Receipts. The average price was $75.61 per receipt, or $2,268.30 per unit. The cost including commission was approximately $330,666. The Partnership was required to repurchase 34.4 Class B Units and 1.8 General Partnership units at a cost of $77,987 and $4,021 respectively

Item 3. Defaults Upon Senior Securities

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 7, 2025
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 7, 2025
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	November 7, 2025
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	November 7, 2025
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 7, 2025
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	November 7, 2025
Sally Michael

/s/ DAVID REIER	Director of the General Partner	November 7, 2025
David Reier