Form 10-K
period 2025-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2026-03-13
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

At June 30, 2025, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $133,487,471 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of March 12, 2026, there were 92,984 of the registrant’s Class A units (2,789,526 Depositary Receipts) of limited partnership issued and outstanding and 22,084 Class B units issued and outstanding.

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

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 34 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartments, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liabilities companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (collectively, the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. Jameson Brown and Harley Brown indirectly collectively own between 47.6% and 59%, and five other current and past employees of The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) own collectively between 0% and 2.4%, respectively of the Joint Ventures. The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 15 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from the third party’s ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

Our Investment Objectives and Strategy

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

The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by JPB Real Estate LLC and Maisie Brown LLC. The Partnership, the Subsidiary Partnerships, and the Investment Properties currently contract with the Hamilton Company for 66 individuals at the Properties (as defined below) and 16 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2026, the Partnership and its Subsidiary Partnerships owned 3,411 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively, the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2026, the Subsidiary Partnerships also owned two commercial shopping centers in Framingham, Massachusetts, commercial buildings in Newton, Massachusetts, one commercial building in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton, and Newton, Massachusetts, totaling approximately 138,000 square feet of commercial space.These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements for more information.

Additionally, as of February 1, 2026, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 15 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026. In 2025 the Partnership paid an aggregate distribution of $144.00 per Unit ($4.80 per Receipt) for a total payment of $16,793,527 in 2025. In 2024, the Partnership paid a total distribution of an aggregate $84.00 Unit ($2.80 per Receipt), for a total payment of $11,244,559.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (the “Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31, 2020, until March 31, 2025.

On March 12, 2025, the General Partner authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units such that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed the lesser of $5 million or 10% of the Partnership’s balance of cash and investment in treasury bills, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, and (iii) no Depositary Receipts or Partnership Units shall be repurchased in excess of $95 per Depository Receipt ( the “Repurchase Plan”). The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. This repurchase authorization replaces the Partnership’s previous repurchase program. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time. On March 11,2026, the General Partner authorized the President and Treasurer to renew the Repurchase Plan for one year.

From August 20, 2007 through December 31, 2025, the Partnership has repurchased 1,559,409 Depositary Receipts at an average price of $32.06 per receipt (or $961.80 per underlying Class A Unit), 4,609 Class B Units and 243 General Partnership Units, both at an average price of $1,302.00 per Unit, totaling approximately $56,911,000, inclusive of brokerage fees paid by the Partnership.

Property Transactions

On November 30, 2021, the Partnership entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”), dated as of November 30, 2021, with an initial advance in the amount of $156,000,000 (the “Master Credit Facility”). Interest only payments at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”).

The Partnership used the proceeds from the Facility Agreement to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 was used for general partnership purposes.

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement (the “Facility Amendment”). The Facility Amendment included an additional advance in the amount of $80,284,000 at a fixed interest rate of 4.33%.

The Partnership used the proceeds of the Facility Amendment to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $854,000 in prepayment penalties. The remaining balance of approximately $42,384,000 was used for general partnership purposes.

On October 14, 2022, the Partnership refinanced its loan with Brookline Bank on 659-665 Worcester Road, Framingham, MA. The loan extended the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for two years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. As part of the underlying loan’s earnout provision, on July 10, 2025 the Partnership financed an additional $682,520 at an interest rate of 5.97% that will be conterminous with the existing loan.

On January 18, 2023, The Partnership purchased a commercial retail property of approximately 20,700 square feet, located at 653 Worcester Road in Framingham, MA for the sum of approximately $10,151,000 on January 18, 2023. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $59,000. From the purchase price, the Partnership allocated approximately $585,000 for in-place leases, and approximately $378,000 to the value of tenant relationships. These amounts are being amortized over 12 and 156 months respectively.

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

On June 18, 2025, the Partnership purchased a mixed-use property comprising 396 residential units and 3 commercial units in Belmont, Massachusetts for $172,000,000. Closing costs were approximately $218,000. Additionally, the Partnership, through its subsidiaries, purchased two commercial properties for $3,000,000 in Belmont, Massachusetts. The property acquisitions were financed through proceeds from the sale of U.S. Treasury bills, additional borrowings on the Master Credit Facility of $40,000,000, and proceeds of an interim mortgage loan of $67,500,000. From the purchase price, the Partnership allocated approximately $4,714,000 for in-place leases, approximately $305,000 to the value of tenant relationships and $1,165,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively. The interim mortgage loan was refinanced on December 30, 2025 when the Partnership closed on a $67,656,000 mortgage loan under the Master Credit Facility at an interest rate of 5.19% interest only during the term, with a maturity date of December 30, 2035.

During 2025, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $30,691,000, which includes approximately $17,599,000 for the Mill Street Development project. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston, 1137 Commonwealth, Executive Apartments, Clovelly Apartments, Hamilton Oaks, and Captain Parker, at a cost of $2,065,000, $1,980,000, $903,000, $879,000, $799,000, and $733,000, respectively. The Partnership plans to invest approximately $17,069,000 in capital improvements for all properties in 2026.

On December 23, 2025, the Partnership closed a $17,500,000 loan in association with Mill Street Development with Brookline Bank at an interest rate of 5.67% interest only with a two year term. As of December 31,2025, the Partnership has invested approximately $35 million in the Mill Street Development project.

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a debt yield of at least 8.5%. The Partnership incurred a commitment fee of $125,000. As of December 31, 2025, the Partnership was in compliance with the financial covenants.

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

Advisory Committee

As of December 31, 2025, the Advisory Committee members were Robert Nahigian and David Ross, limited partners of the Partnership. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities. The mortgages on our properties contain customary negative covenants, including limitations on our ability, to incur additional debt, without prior consent of the lender and other items. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances; our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 35% of our Depositary Receipts as of December 31, 2025. Additionally, management decisions rest with our General Partner without limited partner approval.

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

A Massachusetts Rent Control Initiative may be on the ballot on November 3, 2026 in Massachusetts as an indirect initiated state statute. The ballot initiative would establish rent control in Massachusetts, limiting annual rent increases for residential units to the Consumer Price Index (CPI) or 5%, whichever is lower. The annual rent increase limit would be in place whether or not there was a change in tenancy in the rental unit. The initiative states that the rent amount in place on January 31, 2026, would be the base rent on which annual increases are calculated; if the unit was vacant on that date, the most previously used rental price would serve as the base rent. The rent increase limit would exempt owner -occupied buildings with fewer than 5 units; facilities where rent is subject to regulation by other public authorities (though not including those occupied by a tenant with a mobile housing voucher) dwelling units rented primarily to transient guests for less than 14 consecutive days; facilities operated only for educational, religious, or nonprofit purposes; and dwelling units with a date of first occupancy that is less than 10 years old. Our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time if voters were to pass such an initiative.

Recent changes to state law may increase our rental expense. On August 1, 2025, a new Massachusetts state law became effective that prohibits real estate professionals, such as brokers, from charging tenants broker fees for services primarily provided to the landlord. Tenants may still choose to hire and pay for their own broker who will represent their interests in securing rental housing. This change may result in an increase in our rental expense.

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

Cybersecurity is a critical component of our risk management process. We recognize that no single technology, process, or business control can effectively prevent or mitigate all risks, thus we use a variety of tools including multi-factor authentication, AI-powered antivirus security platform and firewall protection to help identify, protect, detect, respond to, and recover from cyber threats. These individual technologies work together as part of our strategy to minimize risk. This strategy is tested through audits and independent program assessments, as well as through additional exercises with our Managed Service Provider, and Managed Detection and Response Provider, designed to assess effectiveness. The Managed Service Provider, along with the Hamilton Company’s IT department, actively manages our firewalls, multi-factor authentication, antivirus, and Azure environment. The Partnership’s Managed Service Provider, along with our Managed Detection and Response Provider, also review our cybersecurity program on a quarterly basis and provide recommendations toward best industry practice. Our cybersecurity program is continually evolving to align with NIST standards, and we regularly monitor our progression toward these standards.

Our Audit Committee is responsible for overseeing our cybersecurity and data privacy risks. Our cybersecurity program is led by the Hamilton Company’s Chief Financial Officer, who, along with the Hamilton Company’s Director of Information Technology who has been with Hamilton for 40 years, provide regular updates each quarter to the Audit Committee regarding this program, including information about the cybersecurity threat landscape, investments in infrastructure and opportunities to protect and enhance the Company’s systems and security of products and operations. The Board also receives periodic briefings from management regarding cybersecurity activities and initiatives

The Partnership’s cybersecurity program is designed to safeguard the confidentiality, integrity and availability of data and systems within the Company’s environment to effectively support our business objectives and customer needs. Our commitment to cybersecurity focuses on enhancing our prevention, monitoring, and detection response capabilities to identify and respond to evolving threats. We believe cybersecurity is the responsibility of every employee of the Hamilton Company, and it is prioritized each year. We regularly test, educate, and share best practices with employees of the Hamilton Company to raise awareness of cyber threats through a comprehensive security awareness training program. Our Managed Service Provider, along with the Hamilton Company’s IT department, are responsible for testing the Partnership’s ability to restore critical infrastructure on a monthly and quarterly basis. Backup procedures include a daily scan and quarantine of any virus or malware activity found on the Partnership’s network. Additionally, incident response and disaster recovery plans are reviewed and updated annually.

During 2025, we have not encountered cybersecurity challenges that have materially impaired our operations, business strategy or financial condition.

ITEM 2. PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in seven Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

The table below lists the location of the 3,411 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2026, the principal amount outstanding under any mortgages as of December 31, 2025, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2025 (1)	Mortgage
Boylston Downtown L.P.	268 units					7	$32,160,432	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$3,150	–	3,375
	215 studios		$2,475	–	2,675
Brookside Associates, LLC	44 units					—	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$2,270	–	2,325
	10 one bedroom		$1,950	–	2,100
	0 studios				N/A
Clovelly Apartments L.P.	103 units					2	$10,704,080	2035
160–170 Concord Street	0 three bedroom				N/A		2.97-5.99%
Nashua, NH	53 two bedroom		$1,875	–	2,150
	50 one bedroom		$1,700	–	1,825
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					3	$9,608,410	2035
1131–1137 Commonwealth Ave.	29 three bedroom		$2,950	–	4,000		2.97-5.99%
Allston, MA	4 two bedroom		$2,875	–	3,175
	1 one bedroom		$2,300	–	2,300
	1 studio		$1,600	–	1,800
Commonwealth 1144 L.P.	261 units					8	$59,987,234	2035
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		2.97-5.99%
Allston, MA	11 two bedroom		$2,500	–	2,950
	109 one bedroom		$2,175	–	2,600
	141 studios		$1,875	–	2,400
Nera Dean Street Associates, LLC	69 units					5	$9,732,984	2035
38–48 Dean Street	0 three bedroom				N/A		2.97-5.99%
Norwood, MA	66 two bedroom		$2,200	–	2,500
	3 one bedroom		$1,975	–	2,050
	0 studios				N/A
Executive Apartments L.P.	72 units					1	$7,616,967	2035
545–561 Worcester Road	1 three bedroom		$2,575	–	2,575		2.97-5.99%
Framingham, MA	47 two bedroom		$2,175	–	2,375
	23 one bedroom		$1,825	–	2,075
	1 studio		$1,600	–	1,600
Hamilton Battle Green LLC	48 units					3	$3,485,948	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,750	–	3,250
	24 one bedroom		$2,400	–	2,650
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					5	$30,442,405	2028
311–319 Lowell Street	10 three bedroom		$3,400	–	4,000		4.67%
Andover, MA	168 two bedroom		$2,600	–	3,200
	15 one bedroom		$2,250	–	2,450
	0 studios	$			N/A
Hamilton Highlands	79 units					4	$20,511,229	2035
755-757 Highland Avenue	0 three bedroom				N/A		2.97-5.99%
Needham,Ma.	76 two bedroom		$2,850	–	3,300
	2 one bedroom		$2,450	–	2,450
	1 studio		$2,400	–	2,400
Hamilton Oaks Associates, LLC	268 units					3	$28,712,824	2035
30–50 Oak Street Extension	0 three bedroom				N/A		2.97-5.99%
40–60 Reservoir Street	96 two bedroom		$2,145	–	2,450
Brockton, MA	159 one bedroom		$1,875	–	2,050
	13 studios		$1,625	–	1,750
Highland Street Apartments L.P.	36 units					—	$4,084,284	2035
38–40 Highland Street	0 three bedroom				N/A		2.97-5.99%
Lowell, MA	24 two bedroom		$1,700	–	1,900
	10 one bedroom		$1,500	–	1,700
	2 studios		$1,450	–	1,550

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2025 (1)	Mortgage
Hill Estates NERA LLC	396 units					54	67,656,000	2035
55 Brighton Street and more	3 three bedroom		$3,250		3,600		5.19%
Belmont, MA	325 two bedroom		$2,375	–	2,925
	65 one bedroom		$1,850	–	2,400
	3 studios		$1,775	–	2,000
Linhart L.P.	9 units					—	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,850	–	2,250
	4 studios		$1,775	–	1,775
Mill Street Heights	72 units					30	17,500,000	2027
57 Mill Street	10 three bedroom		$3,225		3,500		5.68%
Woburn,MA.	40 two bedroom		$2,275		3,075
	22 one bedroom		$2,050		2,350
	0 studios
Mill Street Gardens, LLC	181 units					—	$30,463,392	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn,MA.	116 two bedroom		$2,200		2,875
	62 one bedroom		$2,150	–	2,275
	3 studios		$1,775	–	1,800
North Beacon 140 L.P.	65 units					2	$16,628,581	2035
140–154 North Beacon Street	10 three bedroom		$3,100	–	3,900		2.97-5.99%
Brighton, MA	54 two bedroom		$3,250	–	3,500
	1 one bedroom		$2,400	–	2,400
	0 studios				N/A
Olde English Apartments L.P.	84 units					—	$10,254,456	2035
703–718 Chelmsford Street	0 three bedroom				N/A		2.97-5.99%
Lowell, MA	47 two bedroom		$1,750	–	2,100
	30 one bedroom		$1,650	–	1,875
	7 studios		$1,525	–	1,575
Redwood Hills L.P.	180 units					4	$19,558,674	2035
376-382 Sunderland road	0 three bedroom				N/A		2.97-5.99%
Worcester, MA	89 two bedroom		$1,950	–	2,450
	91 one bedroom		$1,950	–	2,050
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					6	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$3,800	–	4,800		4.05%
Lexington, MA	48 two bedroom		$2,850	–	3,800
	38 one bedroom		$2,500	–	2,950
	0 studios				N/A
River Drive L.P.	72 units					1	$7,138,950	2035
3–17 River Drive	0 three bedroom				N/A		2.97-5.99%
Danvers, MA	60 two bedroom		$1,950	–	2,450
	5 one bedroom		$1,950	–	2,050
	7 studios		$1,850	–	1,975
School Street 9, LLC	184 units					—	$26,917,222	2035
9 School Street	0 three bedroom				N/A		2.97-5.99%
Framingham, MA	96 two bedroom		$2,675	–	2,725
	88 one bedroom		$2,125	–	2,275
	0 studios
Shawmut Place LLC	52 units					—	$—
105-117 West Concord St, 473-477 Shawmut Ave,	12 four bedroom		$5,200	–	5,500
and 26-30 Rutland St	4 three bedroom		$3,435	–	4,750
Boston, MA	13 two bedroom		$3,175	–	4,100
	23 one bedroom		$3,195	–	3,475
	0 studios				N/A
WCB Associates, LLC	180 units					4	$17,151,791	2035
10–70 Westland Street	0 three bedroom	$			N/A		2.97-5.99%
985–997 Pleasant Street	96 two bedroom		$1,650	–	2,285
Brockton, MA	84 one bedroom		$1,500	–	1,925
	0 studios				N/A
Westgate Apartments, LLC	220 units					2	$40,893,829	2035
2–20 Westgate Drive	0 three bedroom				N/A		2.97-5.99%
Woburn, MA	110 two bedroom		$2,100	–	2,550
	110 one bedroom		$1,800	–	2,325
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$5,446,485	2035
105–107 Westgate Drive	0 three bedroom				N/A		2.97-5.99%
Burlington, MA	12 two bedroom		$2,300	–	3,150
	8 one bedroom		$2,000	–	2,350
	0 studios				N/A
Woodland Park Partners, LLC	126 units					4	$20,949,816	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$1,900	–	2,925
	30 one bedroom		$1,850	–	2,450
	16 studios		$1,800	–	2,325

(1)	On May 30,2025, the Partnership borrowed $40,000,000, at an interest rate of 5.99%, under the Master Credit Facility, which was allocated among specific properties within the credit facility. The mortgage balance is stated before unamortized deferred financing costs.

Current free rent concessions would result in an average reduction in unit rents of approximately $7.78 per month per unit. Free rent expense amortized in 2025 was approximately $313,000 compared to approximately $122,000 in 2024.

See Note 5 to the Consolidated Financial Statements for information relating to the mortgages payable of the Partnership and Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2026.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2025	Mortgage
Riverside Apartments	19 units				1	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$2,400	–	2,675
	5 one bedroom	$2,200	–	2,400
	2 studios	$1,850	–	1,925

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 15,908 square feet of rentable commercial space. As of February 1, 2026, the commercial space was fully occupied, and the average rent per square foot was $35.23. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex in Brockton, Massachusetts was acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, and includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2026, the commercial space was fully occupied, and the average rent per square foot was $27.24.The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $63,000 per year through November 2040. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HILL ESTATES NERA, LLC. The Hill Estates Apartment complex in Belmont, Massachusetts was acquired by the Partnership in June 2025 through Hill Estates NERA, LLC, and includes 7,997 square feet of rentable commercial space. As of February 1, 2026, the commercial space had vacant square footage of 4,856 square feet and the average rent per square foot was $33.37.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 20,357 square feet of rentable commercial space. As of February 1, 2026, the commercial space had vacant square footage of 1,991 square feet, and the average rent per square foot was $28.64.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts. This mixed-use property includes 1,039 square feet of rentable commercial space. The property was fully rented as of February 1, 2026, and the average rent per square foot was $46.20. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

WRF 659 LLC.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts. The shopping center consists of 38,055 square feet of rentable commercial space. As of February 1, 2026, this property was fully occupied and the average rent per square foot was $26.33.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2026, the commercial space was fully occupied and the average rent per square foot was $37.33.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,718 square feet of rentable commercial space. As of February 1, 2026, the space had vacant square footage of 4,068 square feet, and the average rent per square foot was $43.96.

653 WORCESTER Road LLC. On January 18, 2023, the Partnership purchased a commercial retail property of 20,693 square feet of rentable commercial space located at 653 Worcester Road in Framingham, Massachusetts for the sum of approximately $10,151,000. As of February 1, 2026, the space was fully occupied and the average rent per square foot was $28.25.

SHAWMUT PLACE, LLC. On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and 7,299 square feet of commercial space for a purchase price of approximately $27,500,000. The commercial space was fully occupied as of February 1, 2026 and the average rent per square foot was $23.17.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2026	$705,280	35,692	29	17%
2027	679,848	17,202	10	16%
2028	422,926	10,966	6	10%
2029	569,074	17,439	8	14%
2030	164,448	5,378	4	4%
2031	—	—	—	—%
2032	110,600	1,106	1	2%
2033	—	—	—	—%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
Thereafter	1,003,246	27,801	4	24%
Totals	$4,189,206	136,481	64	100%

Commercial rental income is accounted for using the straight-line method. Approximately 31% of our commercial leases contain rent escalations which range from $0.17 to $3.06 per square foot per year.

Investment Properties

See Note 15 to the Consolidated Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2025 (1)	Mortgage
345 Franklin, LLC	40 Units				—	$7,993,559	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,800	–	4,500
	1 one bedroom	$3,000	–	3,000
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				7	$23,589,000	2034
223 Main Street	0 three bedroom			N/A		5.43%
Watertown, MA	93 two bedroom	$2,700	–	3,000
	31 one bedroom	$2,550	–	2,750
	24 studios	$1,825	–	2,450
Hamilton Minuteman, LLC	42 Units				2	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$2,995	–	3,300
	2 one bedroom	$2,450	–	2,500
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				1	$12,214,000	2035
Residential	0 three bedroom			N/A		5.61%
81–83 Essex Street	11 two bedroom	$3,100	–	3,595
Boston, MA	38 one bedroom	$2,350		2,895
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, MA

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy,MA

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				6	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$4,250	–	5,350		3.99%
Brookline,MA	227 two bedroom	$3,350	–	4,425
	111 one bedroom	$2,850	–	3,575
	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $22.43 per month per unit. Free rent amortized in 2025 was approximately $185,000, compared to $53,000 in 2024.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15-year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2025, the balance of this mortgage before unamortized deferred financing costs is approximately $7,994,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At December 31, 2025, the balance of the mortgage before unamortized deferred finance is $23,589,000.The investment is referred to as Hamilton on Main LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10-year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2025, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.61% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. In December 2025, $1,000,000 of those reserves were distributed to their partners with the Partnership receiving $500,000. The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $125,000,000.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2025	2024
Class A—Limited Partners (80%)	$13,434,822	$8,995,647
Class B—Limited Partners (19%)	3,190,770	2,136,466
Class C—General Partner (1%)	167,935	112,446
Total	$16,793,527	$11,244,559

On March 12, 2026, the closing price on the NYSE American for a Depositary Receipt was $65.00. There were 2,749,416 Depositary Receipts outstanding, and 1,337 Units (representing 40,110 receipts) held by 105 registered record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $144.00 per unit ($4.80 per Depositary Receipt) in 2025. The Partnership made distributions of $96.00 per Unit ($3.20 per Depositary Receipt) in 2024. The total distribution was $16,793,527 in 2025 and $11,244,559 in 2024. In March 2026, the Partnership declared a quarterly distribution of $12.00 per Unit ($0.40 per Depositary Receipt) payable on March 31, 2026.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2025:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2025	$72.01	1,024	444,273
November 1–30, 2025	$69.54	2,187	442,086
December 1-31,2025	$66.50	1,497	440,589
Total		4,708

See Note 8 to the Consolidated Financial Statements for information concerning the Repurchase Program.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2025 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

General

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership, passed away. As a result, the estate of Harold Brown held voting control over the capital stock of NewReal. On January 2, 2024, the estate was settled, with Jameson Brown and Harley Brown each assuming 37.5% ownership in NewReal. As of February 1, 2026, the Brown family related entities and Ronald Brown collectively own approximately 34.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Brown family related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of the capital stock of NewReal. In addition, Ronald Brown is the President and a director of NewReal and Jameson Brown is Treasurer and a director of NewReal. Moreover, 75% of the issued and outstanding

Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company is controlled by Jameson Brown and Harley Brown.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties were reserved for this purpose. If available acquisitions do not meet the Partnership’s investment criteria, the Partnership may purchase additional Depositary Receipts. The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The vacancy rate for the Partnership’s residential properties as of February 1, 2026 was 4.4% as compared with a vacancy rate of 2.3% as of February 1, 2025. The vacancy rate for the Joint Venture properties as of February 1, 2026 was 2.3%, as compared to 1.9% for the same period last year. Approximately half of the Partnership’s overall vacancy is attributable to Hill Estates, which has several units under renovation, and Mill Street Heights, a new property currently in lease-up.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. As we move from 2025 into 2026, management expects a rental market with slowing rent growth.

During the fourth quarter of 2025, rents increased on average 4.6% for renewals and decreased on average 4.2% for new leases. For all of 2025, renewal rents increased approximately 5.3% and decreased approximately 0.5% for new leases.

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

For the year ending December 31, 2025 consolidated revenue increased by 10.8%, operating expenses increased by 22.3% and Income before Other Income (Expense) decreased by 14.3%. For the fourth quarter of 2025, consolidated revenue increased by 15.7%, operating expenses increased by 44.3% and Income before Other Income (Expense)

decreased by 43.9%, as compared to the fourth quarter of 2024. Excluding Hill Estates, consolidated revenue increased by 3.1%, operating expenses increased by 4.2% and Income before Other Income (Expense) increased by 0.5%.

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

On October 14, 2022, the Partnership refinanced its loan with Brookline Bank on 659-665 Worcester Road, Framingham, MA. The loan extended the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for two years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. As part of the underlying loan’s earnout provision, on July 10, 2025, the Partnership financed an additional $682,520 at an interest rate of 5.97% that will be conterminous with the existing loan.

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a debt yield of at least 8.5%. The Partnership incurred a commitment fee of $125,000. As of December 31, 2025, the Partnership was in compliance with the financial covenants.

The Repurchase Program that was initiated in 2007 has purchased 1,559,409 Depositary Receipts through December 31, 2025, or approximately 36% of the outstanding Depositary Receipts. The Partnership purchased 9,051 Depositary Receipts in 2025.

In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. On March 12, 2025, the Board of Directors unanimously approved a new extension to the Repurchase Program, authorizing the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written trading plan that complies with the requirements of Rule 10b5-1, Depository Receipts and Partnership Units such that (i) the aggregate cost of Depository Receipts and Partnership Units repurchased shall not exceed the lesser of $5 million or 10% of the Partnership’s balance of cash and investment in treasury bills, (ii) no Depository Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, and (iii) no Depository Receipts or Partnership Units shall be repurchased in excess of $95 per Depository Receipt. The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. This repurchase authorization replaces the Partnership’s previous repurchase program. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time. On March 11, 2026, the General Partner authorized the President and Treasurer to renew the Repurchase Plan for one year.

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

The Partnership has retained the Hamilton Company, Inc. (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 44% of the total properties and 60% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by the Brown Family related entities. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the annual Management Fee in monthly installments.

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

In 2025, tenant renewals were approximately 73% with an average rental increase of approximately 5.3%. New leases accounted for approximately 27% with rental rate decreases of approximately 0.5%. In 2025, leasing commissions were approximately $914,000 compared to approximately $616,000 in 2024, an increase of approximately $297,000 (48.2%) from 2024. Tenant concessions were approximately $71,000 in 2025 compared to approximately $104,000 in 2024, a decrease of approximately $33,000 (31.7%). Tenant improvements were approximately $3,901,000 in 2025 compared to approximately $3,579,000 in 2024, an increase of approximately $322,000 (9.0%).

Hamilton accounted for approximately 1.4% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2025 and 1.3% in the year ended December 31, 2024. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, Hamilton prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 42.0% and 42.5% of the legal services paid for by the Partnership during the years ended December 31, 2025 and 2024, respectively.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2025, Hamilton provided the Partnership approximately $1,498,000 in construction and architectural services, compared to $504,000 for the year ended December 31, 2024.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 16 people. In 2025, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2025 and December 31, 2024

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $21,349,000 during the year ended December 31, 2025, compared to approximately $25,371,000 for the year ended December 31, 2024, a decrease of approximately $4,022,000 (15.9%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2026	February 1, 2025
Residential
Units	3,430	2,962
Vacancies	151	68
Vacancy rate	4.4%	2.3%
Commercial
Total square feet	140,991	131,159
Vacancy	10,915	2,311
Vacancy rate	7.7%	1.8%

	Rental Income (in thousands)
	Year Ended December 31,
	2025		2024
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$88,401	88,401	$79,763	$79,763
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$974	974	$766	$766

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024:

	Year Ended December 31,		Dollar	Percent
	2025	2024	Change	Change
Revenues
Rental income	$88,400,690	$79,762,964	$8,637,726	10.8%
Laundry and sundry income	795,854	769,586	26,268	3.4%
	89,196,544	80,532,550	8,663,994	10.8%
Expenses
Administrative	3,122,303	2,935,887	186,416	6.3%
Depreciation and amortization	23,263,058	16,983,336	6,279,722	37.0%
Management fee	3,462,305	3,178,006	284,299	8.9%
Operating	9,660,314	7,800,574	1,859,740	23.8%
Renting	1,364,429	1,148,593	215,836	18.8%
Repairs and maintenance	14,918,524	13,115,843	1,802,681	13.7%
Taxes and insurance	11,656,577	9,999,058	1,657,519	16.6%
Property impairment	400,000	—	400,000	0.0%
	67,847,510	55,161,297	12,686,213	23.0%
Income Before Other Income (Expense)	21,349,034	25,371,253	(4,022,219)	(15.9%)
Other Income (Expense)
Interest income	1,795,044	4,465,557	(2,670,513)	(59.8%)
Interest expense	(18,586,782)	(15,457,325)	(3,129,457)	20.2%
Income from investments in unconsolidated joint ventures	1,473,960	1,282,102	191,858	15.0%
	(15,317,778)	(9,709,666)	(5,608,112)	(24.6%)
Net Income	$6,031,256	$15,661,587	$(9,630,331)	(61.5%)

Rental income from continuing operations for the year ended December 31, 2025 was approximately $88,401,000, compared to approximately $79,763,000 for the year ended December 31, 2024, an increase of approximately $8,638,000 (10.8%). Excluding revenues from the Hill Estates, 26 Brighton Avenue, and the 90 Concord properties of approximately $6,177,000, there was an increase of approximately $2,461,000 (3.1%).

The Partnership Properties with the largest increases in rental income include Westside Colonial, Hamilton Oaks, Westgate Apartments, Hamilton Green, and School Street, with increases of approximately $257,000, $246,000, $239,000, $207,000 and $198,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2025 were approximately $67,847,000 compared to approximately $55,161,000 for the year ended December 31, 2024, an increase of approximately $12,686,000 (23.0%). Excluding expenses from the Hill Estates, 26 Brighton Avenue, and the 90 Concord properties of approximately $9,967,000, there was an increase of approximately $2,719,000 (4.9%). Factors which contributed to the increase were an increase in Operating expenses of approximately $1,340,000 (17.2%), due to increases in snow removal costs and utility expenses, an increase in Repairs and Maintenance expense of approximately $949,000 (7.2%), an increase in Taxes and Insurance of approximately $651,000(6.5%), due to an increase in real estate taxes.

Interest income for the year ended December 31, 2025 was approximately $1,795,000 compared to approximately $4,465,000 for the year ended December 31, 2024, a decrease of approximately $2,670,000 (59.8%). The decrease in the interest income is due to the use of the Investment in U.S. Treasury bills to acquire the Hill Estates, 26 Brighton Avenue, and 90 Concord properties.

Interest expense for the year ended December 31, 2025 was approximately $18,586,000 compared to approximately $15,457,000 for the year ended December 31, 2024, an increase of approximately $3,129,000 (20.2%). Excluding interest expense for the Hill Estates of approximately $2,244,000, interest expense increased approximately $885,000 (5.7%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility.

At December 31, 2025, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $1,474,000 for the year ended December 31, 2025, compared to net income of approximately $1,282,000 for the year ended December 31, 2024, an increase in income of approximately $192,000 (15.0%). This increase is primarily due to rental revenue of approximately $12,259,000 for the year ended December 31, 2025 compared to approximately $11,689,000 for the year ended December 31, 2024, an increase of approximately $570,000 (4.9%). Included in the income for the year ended December 31, 2025 is depreciation and amortization expense of approximately $2,644,000.

As a result of the changes discussed above, net income for the year ended December 31, 2025 was approximately $6,031,000 compared to net income of approximately $15,661,000 for the year ended December 31, 2024, a decrease in income of approximately $9,630,000 (61.5%).

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

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2025	February 1, 2024
Residential
Units	2,962	2,962
Vacancies	68	28
Vacancy rate	2.3%	0.9%
Commercial
Total square feet	131,159	131,159
Vacancy	2,311	1,273
Vacancy rate	1.8%	1.0%	%

	Rental Income (in thousands)
	Year Ended December 31,
	2024		2023
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$79,763	79,763	$73,892	$73,892
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$766	766	$683	$683

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023:

	Year Ended December 31,		Dollar	Percent
	2024	2023	Change	Change
Revenues
Rental income	$79,762,964	$73,892,393	$5,870,571	7.9%
Laundry and sundry income	769,586	588,975	180,611	30.7%
	80,532,550	74,481,368	6,051,182	8.1%
Expenses
Administrative	2,935,887	2,900,432	35,455	1.2%
Depreciation and amortization	16,983,336	16,773,045	210,291	1.3%
Management fee	3,178,006	2,948,066	229,940	7.8%
Operating	7,800,574	7,748,910	51,664	0.7%
Renting	1,148,593	1,004,666	143,927	14.3%
Repairs and maintenance	13,115,843	13,366,079	(250,236)	(1.9)%
Taxes and insurance	9,999,058	9,954,214	44,844	0.5%
Property impairment	—	971,109	(971,109)	0.0%
	55,161,297	55,666,521	(505,224)	(0.9)%
Income Before Other Income ( Expense)	25,371,253	18,814,847	6,556,406	34.8%
Other Income (Expense)
Interest income	4,465,557	4,486,603	(21,046)	(0.5)%
Interest (expense)	(15,457,325)	(15,723,733)	266,408	(1.7)%
Income from investments in unconsolidated joint ventures	1,282,102	876,233	405,869	46.3%
	(9,709,666)	(10,360,897)	651,231	(6.3%)
Net Income	$15,661,587	$8,453,950	$7,207,637	85.3%

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

Total expenses from continuing operations for the year ended December 31, 2024 were approximately $55,161,000 compared to approximately $55,666,000 for the year ended December 31, 2023, a decrease of approximately $505,000 (0.9%). Excluding the net change in expenses from Shawmut’s of approximately $953,000, there was a decrease of approximately $1,458,000 (2.7%). Factors which contributed to the decrease were a decrease of approximately $971,000, for the Impairment charge in 2023 for Mill Street Development, a decrease in Depreciation and Amortization expense of approximately $480,000 (0.9%), due to fully depreciated assets, and a decrease in Repairs and Maintenance expense of approximately $340,000 (0.6%), primarily due to a decrease in window, door, and glass repairs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2025 was the proceeds from the increase in mortgage notes payable, the liquidation of U.S Treasury bills, and the collection of rents. The Partnership’s principal use of cash during 2025 was the purchase of a new property, construction of the Mill Street Development project, improvements to rental properties, mortgage principal payments, and distributions to partners.

The Partnership’s principal source of cash during 2024 was the collection of rents, and interest income generated from the purchase of Treasury Bills. The Partnership’s principal use of cash during 2024 was the improvements to rental properties, the development of a rental property at Mill Street, and distributions to partners.

The majority of cash and cash equivalents of $26,668,978 at December 31, 2025 and $17,615,940 at December 31, 2024 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $9,053,038 at December 31, 2025 is summarized as follows:

	Year Ended December 31,
	2025	2024
Cash provided by operating activities	$27,655,980	$31,934,479
Cash (used in) investing activities	(54,315,874)	(16,575,576)
Cash provided by (used in) financing activities	53,327,645	(3,059,736)
Repurchase of Depositary Receipts, Class B and General Partner Units	(821,186)	(1,669,131)
Distributions paid	(16,793,527)	(11,244,559)
Net increase (decrease) in cash and cash equivalents	$9,053,038	$(614,523)

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

During 2025, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $30,691,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. Cash reserves used for the Mill Street Development Project were approximately $17,599,000 for the year ended December 31, 2025. Beyond the Mill Street Development Project, the most significant improvements were made at 62 Boylston, 1137 Commonwealth, Executive Apartments, Clovelly Apartments, Hamilton Oaks, and Captain Parker, at a cost of $2,065,000, $1,980,000, $903,000, $879,000, $799,000, and $733,000, respectively. The Partnership plans to invest approximately $17,069,000 in capital improvements for all properties in 2026.

On December 23, 2025, the Partnership closed a $17,500,000 loan in association with the project, with Brookline Bank at an interest rate of 5.67% interest only with a two year term. As of December 31,2025, the Partnership has invested approximately $35 million in the Mill Street Development project.

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a debt yield of at least 8.5%. The Partnership incurred a commitment fee of $125,000. As of December 31, 2025, the Partnership was in compliance with the financial covenants.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 29 of its subsidiary properties and joint ventures. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2025, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2025, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $74,898,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2025, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2026	2027	2028	2029	2030	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$6,614,612	40,824,759	31,885,134	49,061,762	846,923	401,797,368	$531,030,558
Total Contractual Obligations	$6,614,612	$40,824,759	$31,885,134	$49,061,762	$846,923	$401,797,368	$531,030,558

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

As of December 31, 2025, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $705,827,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including any outstanding draws under the line of credit, the Partnership, its Subsidiary

Partnerships and the Investment Properties collectively have no variable rate debt as of December 31, 2025. The increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2025 would be approximately $27,600,000 if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.

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

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2025.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

The General Partner engages The Hamilton Company to manage the properties of the Partnership and its Subsidiary Partnerships. Hamilton is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown, respectively. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to Hamilton during 2025.

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

The executive officers of the General Partner serve at the pleasure of the Board of Directors. On June 14, 2001, the Board of Directors created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of December 31, 2025, the Audit committee consisted of two members, Martina N. Alibrandi and David Aloise. The Board of Directors has determined that Ms. Alibrandi and Mr. Aloise are audit committee financial experts, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	90

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

Jameson Brown, Treasurer and Director (since 2019)	39

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

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	71

Director and Chairman of the Partnership’s Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000), a consulting firm that provides advisory, training, and credit risk management services; BankBoston Corporation (1979-2000) Department Head of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout. Prior experience includes Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Director and Audit Committee Member AGF Global,Inc.; Director, Audit and Compensation Committee Member David’s Bridal, Inc. Currently, a Director and Chair of the Board for Anuvu, Inc.; Director and Special Transaction Committee Member for TPx Communications. .Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College, Carroll School of Management, and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise’s experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Andrew Bloch, Director (since 2019)	63

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

Martina Alibrandi Director (since 2022)	66

Founder and principal of Martina N. Alibrandi CPA, PC (since 1987), a CPA firm that specializes in tax preparation and planning for mid-size businesses and high net worth individuals. Ms. Alibrandi is a licensed CPA in Massachusetts; a graduate of Boston College, Carroll School of Management, earning a B.S degree in accounting. Ms. Alibrandi worked for Ernst & Young in New York and Boston (1981-1987) before starting her own accounting practice; New England Realty Associates (NERA) was a client of Ms. Alibrandi (1989-2014) and she was involved in the preparation of the quarterly and annual filings to the SEC; Ms Alibrandi was the Chief Operating Officer of MediVector, Inc. a Boston based drug development company (2014 – 2016); Board Member and Treasurer of Sancta Maria Nursing Facility in Cambridge (2021-2024); leasing consultant to Sancta Maria Nursing Facility (2018-2024) which involves the leases of commercial space at the facility. Ms. Alibrandi is a licensed CPA in Massachusetts and Florida. Based on Ms. Alibrandi’s extensive business experience, the Board of Directors concluded that she has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Sally Michael, Director (since 2019)	63

Director of the General Partner. Partner of the law firm Saul Ewing LLP. A member of the Board of Trustees of the Boston Home. Licensed to practice law in Massachusetts and Rhode Island. Ms. Michael is a graduate of Brandies University, earning a B.A. degree, and holds a J.D. degree from Suffolk University. Based on Ms. Michael’s experience providing legal representation to companies in the real estate industry, the Board of Directors concluded that Ms. Michael has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

David Reier, Director (since 2021)	72

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than 10% of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports furnished to us and written representations from our directors and executive officers, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater-than-10% beneficial owners were complied with, except that Form 4s filed by Ronald Brown and Jameson Brown reporting repurchases by the Partnership of Class B Units and General Partnership Units on June 30, 2025 and October 2, 2025 were each filed one day late.

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

INSIDER TRADING POLICY

The Partnership is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Partnership has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Partnership's securities by all covered persons of the Partnership that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Partnership. A copy of the Partnership's Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The Partnership’s management, which consists of the General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2025 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that the Partnership maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2025 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Martina Alibrandi

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs The Hamilton Company, a management company, to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2025. As more fully described below, the Partnership employs The Hamilton Company, which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

Specifically, the Partnership Agreement provides that the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% (2% at Dexter Park and 3% at Linewt and Hill Estates) of the rental and other operating income from the Partnership Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the “Management Fee”). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the “Administrative Fees”). The Administrative Fee is not charged against the Management Fee. In addition, upon the sale or disposition of any

Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the “Commission”), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to The Hamilton Company. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to The Hamilton Company during 2025 was approximately $3,462,000. The management services provided by The Hamilton Company include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In 2025, the Partnership and its Subsidiary Partnerships paid administrative fees to The Hamilton Company of approximately $1,942,000 inclusive of construction supervision and architectural fees of approximately $1,498,000, repairs and maintenance service fees of approximately $211,000, legal fees of approximately $104,000, brokerage fees of approximately $4,000 and $125,000 for accounting services. In addition, the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Sally Michael is a Director of NewReal, Inc., and she is a partner of Saul Ewing LLP. Saul Ewing LLP billed the Partnership for legal fees totaling $438,000, $115,000, and $121,000 for 2025, 2024, and 2023 respectively.

David Reier is a Director of New Real, Inc., who billed the Partnership approximately $9,000 for legal fees for 2025.

Additionally, the Hamilton Company received approximately $947,000 from the 40-50% owned Investment Properties of which approximately $760,000 was the management fee, approximately $143,000 was for construction supervision and architectural fees, approximately $28,000 was for maintenance services, and approximately $80,000 for legal services. The Advisory Committee held 4 meetings during 2025, and a total of $18,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2025 and a total of $80,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors was at any time in 2025 or at any other time an officer or employee of the General Partner other than Jameson Brown, the Treasurer of the Partnership, the Chief Financial Officer and a director of the General Partner, and the Chief Executive Officer of The Hamilton Company; and Ronald Brown, a director and the President of the General Partner, and a director of the Partnership. No member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No other officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 12, 2026, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 12 2026, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,749,416 Depositary Receipts had been issued to approximately 1,850 holders. As of March 12, 2026, there were issued and outstanding 1,337 Class A Units (not including the Depositary Receipts) held by 105 registered unit holders, 22,084 Class B Units and 1,162 General Partnership Units held by the persons listed below. During 2025, 80 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2025 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

meeds updating currently from 12/24	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.04	% (1) (6)	16,573	(2)	75	% (2)
c/o New England Realty Associates		(5)		(5)
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC	17,262	(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3.32	% (4) (6)	5,524		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Martina Alibrandi	—		—		—		—		—		—
341 Beacon Street Unit 4A
Boston, MA 02116
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland,MA. 01778
Sally Michael	9,583	(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
David Reier	—		—		—		—		—		—
7 Wheeler Road
Lexington,Ma. 02420
NewReal, Inc.	333		0.36%		—		—		1,163		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,298	(7)	32.56	% (7)	22,097	(8)	100	% (8)	1,163	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	4,885		5.25%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2025, 517,849 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown and Sally Michael are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,262 Class A Units. (Approximately 18.55% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since Jameson Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal. The estate was settled on January 2, 2024, giving Jameson Brown and Harley Brown each 37.5% ownership of NewReal.

(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.31% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by HJB 2009 Holdings, LLC. HJB 2009 Holdings LLC is owned 50% by JPB Real Estate LLC, an entity owned by Jameson Brown, and 50% by Maisie Brown LLC, an entity owned by Harley Brown. Sally Michael is the Manager. Accordingly, Jameson Brown, Sally Michael, and Harley Brown may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 10.27% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation. Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.23% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) and (5) above, plus NewReal, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2025 and has reported on the 2025 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit Fees
Recurring annual audits and quarterly reviews	$326,000	$326,000
Subtotal	326,000	326,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	125,000	125,000
Subtotal	125,000	125,000
Total Fees	$451,000	$451,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2025 and 2024 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 566)

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Income for the Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2043 and 2023

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

To the Board of Directors and Partners of
New England Realty Associates Limited Partnership

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the Partnership) as of December 31, 2025, and 2024, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Impairment of Investment Properties

As described in Notes 1 and 2 to the consolidated financial statements, the Partnership recognized an other than temporary impairment related to one investment property. The Partnership reviews the carrying value of investment properties on an annual basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

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

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the consolidated financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Partnership’s annual analysis of net operating income, as well management review controls to identify potential events which could indicate impairment. We examined and evaluated (i) the Partnership’s net operating income trend analysis; (ii) the completeness and accuracy of the underlying data used in management’s assessment of indicators of impairment; and (iii) reasonableness of significant assumptions and methods used in developing the undiscounted cash flow estimates. When the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

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

Boston, MA

March 13, 2026

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Rental Properties	$458,779,526	$278,516,649
Real Estate Assets Held for Sale	2,608,526	—
Cash and Cash Equivalents	26,668,978	17,615,940
Rents Receivable	1,428,053	1,220,761
Real Estate Tax Escrows	3,057,689	2,598,073
Investment in U.S. Treasury Bills	—	83,586,405
Prepaid Expenses and Other Assets	11,381,248	8,553,360
Investments in Unconsolidated Joint Ventures	1,407,171	1,417,470
Total Assets	$505,331,191	$393,508,658
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$527,596,823	$406,205,910
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,795,117	30,531,881
Accounts Payable and Accrued Expenses	8,866,529	9,004,962
Advance Rental Payments and Security Deposits	12,288,303	10,199,807
Total Liabilities	579,546,772	455,942,560
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,299 and 116,676 units outstanding in 2025 and 2024 respectively	(74,215,581)	(62,433,902)
Total Liabilities and Partners’ Capital	$505,331,191	$393,508,658

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$88,400,690	$79,762,964	$73,892,393
Laundry and sundry income	795,854	769,586	588,975
	89,196,544	80,532,550	74,481,368
Expenses
Administrative	3,122,303	2,935,887	2,900,432
Depreciation and amortization	23,263,058	16,983,336	16,773,045
Management fee	3,462,305	3,178,006	2,948,066
Operating	9,660,314	7,800,574	7,748,910
Renting	1,364,429	1,148,593	1,004,666
Repairs and maintenance	14,918,524	13,115,843	13,366,079
Taxes and insurance	11,656,577	9,999,058	9,954,214
Property impairment	400,000	—	971,109
	67,847,510	55,161,297	55,666,521
Income Before Other Income (Expense)	21,349,034	25,371,253	18,814,847
Other Income (Expense)
Interest income	1,795,044	4,465,557	4,486,603
Interest expense	(18,586,782)	(15,457,325)	(15,723,733)
Income from investments in unconsolidated joint ventures	1,473,960	1,282,102	876,233
	(15,317,778)	(9,709,666)	(10,360,897)
Net Income	$6,031,256	$15,661,587	$8,453,950

Net Income per Unit	$51.75	$133.83	$71.34
Weighted Average Number of Units Outstanding	116,548	117,022	118,500

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
Net income	$6,031,256	$15,661,587	$8,453,950
Other comprehensive income
Net unrealized (loss) gain on derivative instruments for interest rate swaps	(198,222)	172,585	(58,554)
Comprehensive income	$5,833,034	$15,834,172	$8,395,396

See notes to consolidated financial statements

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2023	144,180	34,243	1,802	180,225	60,970	119,255	$(48,160,460)	$(11,403,636)	$(600,192)	294,931	$(59,869,357)
Distribution to Partners	—	—	—	—	—	—	(7,963,910)	(1,891,429)	(99,549)	—	(9,954,888)
Stock Buyback	—	—	—	—	1,824	(1,824)	(3,141,917)	(744,437)	(39,181)	—	(3,925,535)
Net Income	—	—	—	—	—	—	6,763,160	1,606,250	84,540	—	8,453,950
Net unrealized loss on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(58,554)	(58,554)
Balance December 31 , 2023	144,180	34,243	1,802	180,225	62,794	117,431	$(52,503,127)	$(12,433,252)	$(654,382)	236,377	$(65,354,384)
Distribution to Partners	—	—	—	—	—	—	(8,995,647)	(2,136,466)	(112,446)	—	(11,244,559)
Stock Buyback	—	—	—	—	755	(755)	(1,335,855)	(316,612)	(16,664)	—	(1,669,131)
Net Income	—	—	—	—	—	—	12,529,270	2,975,701	156,616	—	15,661,587
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	172,585	172,585
Balance December 31, 2024	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,359)	$(11,910,629)	$(626,877)	$408,962	$(62,433,902)
Distribution to Partners	—	—	—	—	—	—	(13,434,822)	(3,190,770)	(167,935)	—	(16,793,527)
Stock Buyback	—	—	—	—	377	(377)	(657,681)	(155,261)	(8,244)	—	(821,186)
Net Income	—	—	—	—	—	—	4,825,005	1,145,939	60,313	—	6,031,256
Net unrealized loss on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(198,222)	$(198,222)
Balance December 31, 2025	144,180	34,243	1,802	180,225	63,926	116,299	$(59,572,858)	$(14,110,721)	$(742,744)	210,740	$(74,215,581)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$6,031,256	$15,661,587	$8,453,950
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,263,058	16,983,336	16,773,045
Amortization of deferred finance costs	563,269	379,784	379,784
(Income) from investments in joint ventures	(1,473,960)	(1,282,102)	(876,233)
Interest Accrued on Treasury Bills	—	206,525	(571,122)
Property Impairment	400,000	—	971,109
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	107,500	132,500	139,000
(Increase) in rents receivable	(207,292)	(267,000)	(297,947)
(Decrease) Increase in accounts payable and accrued expense	(492,901)	511,328	(1,551,636)
(Increase) in real estate tax escrow	(459,616)	(368,370)	(286,023)
(Increase) Decrease in prepaid expenses and other assets	(2,163,830)	(226,029)	83,670
Increase in advance rental payments and security deposits	2,088,496	202,920	964,307
Total Adjustments	21,624,724	16,272,892	15,727,954
Net cash provided by operating activities	27,655,980	31,934,479	24,181,904
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,640,000	4,997,500	3,602,000
Investment in U.S. Treasury Bills	(31,060,131)	(181,116,086)	(176,450,397)
Proceeds from U.S. Treasury Bills	116,027,967	182,023,907	181,226,384
Improvement of rental properties	(14,794,315)	(10,023,881)	(9,288,744)
Developing of rental property and other related costs	(17,244,054)	(12,457,016)	—
Purchase of rental property	(108,885,341)	—	(38,032,293)
Net cash (used in) investing activities	(54,315,874)	(16,575,576)	(38,943,050)
Cash Flows from Financing Activities
Payment of financing costs	(1,597,538)	(225,570)	(3,000)
Proceeds of mortgage notes payable	77,002,520	—	—
Principal payments of mortgage notes payable	(22,077,337)	(2,834,166)	(2,685,691)
Stock buyback	(821,186)	(1,669,131)	(3,925,535)
Distributions to partners	(16,793,527)	(11,244,559)	(9,954,888)
Net cash provided by (used in) financing activities	35,712,932	(15,973,426)	(16,569,114)
Net Increase (Decrease) in Cash and Cash Equivalents	9,053,038	(614,523)	(31,330,260)
Cash and Cash Equivalents, at beginning of period	17,615,940	18,230,463	49,560,723
Cash and Cash Equivalents, at end of period	$26,668,978	$17,615,940	$18,230,463

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 34 properties which include 22 residential buildings and properties; 6 mixed use residential, retail and office properties; 6 commercial properties, and individual units at one condominium complex. These properties totalled 3,339 apartment units, 19 condominium units and approximately 145,000 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire. As of February 1, 2026, the Partnership had 3,411 apartment units, including an apartment complex totaling 72 units at Mill Street Heights. On January 28, 2026, the Partnership sold two commercial office buildings, located in Belmont, Massachusetts, totaling approximately 14,000 square feet, for the sale price of approximately $2,600,000, incurring a loss of approximately $400,000. As a result of this transaction, as of February 1, 2026, the Partnership owned approximately 141,000 square feet of commercial space.

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

DECEMBER 31, 2025

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Rental Properties: Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions which improve or extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases, and (iii) tenant relationships. The Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs, development and construction costs, regulatory fees, interest, property taxes, insurance, construction oversight fees, and other project costs incurred during the period of development. The Partnership considers a construction project as substantially completed and held available for occupancy upon the substantial completion of improvements, but no later than one year from cessation of major construction activity.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $563,000, $380,000 and $380,000 for the years ended December 31, 2025, 2024 and 2023 respectively.

Derivative Instruments: The Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending upon the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive loss of approximately $198,000 in 2025, a comprehensive gain of approximately $173,000 in 2024, and a comprehensive loss of approximately $59,000 for 2023.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2025, 2024, or 2023. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2025, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.35% to 2.89%. At December 31, 2025 and 2024, respectively approximately $26,200,000 and $16,551,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $329,000, $369,000 and $359,300 in 2025, 2024 and 2023, respectively.

Rental Property Held for sale: When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Partnership

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. At December 31, 2025, two commercial office buildings, located in Belmont, Massachusetts were held for sale. On January 28, 2026, the Partnership sold the two commercial office buildings, totaling approximately 14,000 square feet, for the purchase price of approximately $2,600,000, incurring a loss of approximately $400,000.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. For the years ended December 31, 2025, 2024, and 2023 respectively there was approximately $1,042,000, $183,000 and $0 of capitalized interest.

Extinguishment of Debt: The Partnership accounts for refinancings, modifications, and extinguishments of debt in accordance with ASC 470-50, Debt—Modifications and Extinguishments. When existing mortgages or other borrowings are refinanced with the same lender, the Partnership evaluates whether the terms of the new debt are substantially different from those of the existing debt. If the refinancing is determined to be substantially different, the transaction is accounted for as an extinguishment of debt, and any unamortized deferred financing costs, original issuance discounts or premiums related to the extinguished debt are written off and included in loss on extinguishment of debt. If the refinancing is determined to be substantially the same, the transaction is accounted for as a modification (exchange) of debt, and no gain or loss is recognized. The carrying amount of the existing debt is adjusted for any fees or costs incurred. All refinancing qualify as extinguishment of debt.

Reclassifications: Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of December 31, 2025, the Partnership and its Subsidiary Partnerships owned 3,339 residential apartment units in 28 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts. As of February 1, 2026, the Partnership, with the apartment complex totaling 72 units at Mill Street Heights opened for occupancy, had 3,411 apartment units.

Additionally, as of December 31, 2025, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, and two commercial office buildings in Belmont, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

On January 28, 2026, the Partnership sold the two commercial office buildings, totaling approximately 14,000 square feet, for the purchase price of approximately $2,600,000, incurring a loss of approximately $400,000.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2025 with a total of 688 units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2025	December 31, 2024	Useful Life
Land, improvements and parking lots	$143,883,155	$101,397,349	15	-	40	years
Buildings and improvements	386,494,391	279,272,215	15	-	40	years
Construction in Progress	37,705,285	16,758,245
Kitchen cabinets	22,554,829	14,187,702	5	-	10	years
Carpets	19,665,364	14,545,300	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	129,450	475,931	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	23,450,788	21,911,223	5	-	30	years
Motor vehicles	203,009	236,697			5	years
Fences	147,000	101,506	5	-	15	years
Furniture and fixtures	18,293,250	9,047,454	5	-	7	years
Total fixed assets *	656,002,390	461,409,491
Less: Accumulated depreciation	(194,614,338)	(182,892,842)
* Includes Real Estate Assets held for sale	$461,388,052	$278,516,649

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$32,160,432	$2,112,000	$8,593,109	$11,699,220	$2,268,528	$20,292,329	$22,560,857	$16,107,160	July 1995	(3)
Brighton 26 & Concord 90 NERA LLC Belmont,Massachusetts	—	1,119,253	—	1,489,273	1,119,253	1,489,273	2,608,526	—	June 2025	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$1,128,124	$684,000	$4,244,124	$4,928,124	$3,230,369	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$10,704,080	$177,610	$1,478,359	$2,572,805	$177,610	$4,051,164	$4,228,774	$2,676,852	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$9,608,410	$342,000	$1,367,669	$2,890,790	$342,000	$4,258,459	$4,600,459	$2,052,793	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$59,987,234	$1,410,000	$5,664,816	$7,675,415	$1,410,000	$13,340,231	$14,750,231	$8,405,818	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$7,616,967	$91,400	$740,360	$4,063,277	$91,400	$4,803,637	$4,895,037	$2,002,586	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$3,485,948	$1,341,737	$8,457,497	$587,958	$1,341,737	$9,045,455	$10,387,192	$5,085,821	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline,Massachusetts	$—	$2,362,795	$4,613,786	$405,972	$2,362,795	$5,019,758	$7,382,553	$2,244,555	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$30,442,405	$15,413,457	$45,435,317	$(7,813,386)	$15,413,457	$37,621,931	$53,035,387	$20,053,644	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$20,511,229	$7,973,547	$26,104,062	$(3,300,544)	7,973,547	$22,803,518	$30,777,066	7,145,785	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$984,522	$2,551,647	$218,097	$984,522	$2,769,744	$3,754,266	$1,274,466	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$28,712,824	$2,245,236	$12,254,764	$7,991,814	$2,245,236	$20,246,578	$22,491,814	$15,856,402	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$4,084,284	$156,000	$634,085	$460,284	$156,000	$1,094,369	$1,250,369	$906,087	Dec. 1996	(3)
Hill Estates NERA, LLC , Belmont,Massachusetts	$67,656,000	41,136,002	128,923,609	—	41,136,002	$128,923,609	170,059,611	4,658,889	June 2025	(3)
Linhart L.P. Residential / Commercial, Newton, Massachusetts	$—	$385,000	$1,540,000	$1,572,005	$385,000	$3,112,005	$3,497,005	$2,568,076	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$30,463,392	$12,689,705	$40,677,685	$(1,738,867)	12,689,705	$38,938,818	$51,628,522	11,564,674	Dec. 2019	(3)
Mill Street Heights,Woburn, Massachusetts	$17,500,000	$1,376,031	$1,123,969	$32,356,178	1,376,031	$33,480,147	$34,856,179	—	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$9,732,984	$1,516,015	$5,697,465	$2,063,495	$1,516,015	$7,760,960	$9,276,975	$6,136,579	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$16,628,581	$1,200,620	$3,497,393	$2,599,330	$1,200,620	$6,096,723	$7,297,343	$5,569,122	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$10,254,456	$77,454	$847,050	$1,307,232	$77,454	$2,154,282	$2,231,737	$1,630,457	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$19,558,674	$1,278,412	$4,732,192	$7,055,666	$1,278,412	$11,787,858	$13,066,270	$8,989,442	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$7,755,055	$23,446,875	$797,815	$7,755,055	$24,244,690	$31,999,745	$9,588,584	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$7,138,950	$109,697	$550,605	$2,651,262	$109,697	$3,201,867	$3,311,564	$1,457,941	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$168,295	$23,346	$359,102	$382,448	$330,965	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$26,917,222	$4,686,728	$18,746,911	$1,107,449	$4,686,728	$19,854,360	$24,541,088	$15,042,100	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,499,565	$3,280,000	$4,920,000	$1,172,297	$3,280,000	$6,092,297	$9,372,297	$4,550,683	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$17,151,791	$1,719,517	$7,180,984	$4,008,498	$1,719,517	$11,189,482	$12,908,998	$9,418,754	Dec. 1999	(3)
Westgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$5,446,485	$191,275	$4,332,377	$366,132	$191,275	$4,698,509	$4,889,784	$3,763,851	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$40,893,829	$521,495	$2,364,441	$7,726,426	$521,495	$10,090,867	$10,612,362	$7,077,944	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$20,949,816	$11,754,450	$33,234,878	$(3,005,144)	$11,754,450	$30,229,734	$41,984,185	$10,869,761	July 2017	(3)
653 Worcester Rd, Framingham,Massachusetts	$—	$3,415,051	$4,496,849	$1,218,488	$3,415,051	$5,715,337	$9,130,389	$1,340,878	Jan.2023	(3)
Shawmut Place LLC Boston, Massachusetts	$—	$7,297,401	$12,249,725	$7,758,108	$7,297,401	$20,007,833	$27,305,234	$3,013,300	July.2023	(3)
	$531,030,558	$136,826,811	$419,765,286	$99,253,764	$136,983,339	$519,019,050	$656,002,391	$194,614,338
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.
(3)	In 2025, rental properties were depreciated over the following estimated useful lives.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2025	2024	2023
Rental Properties
Balance, Beginning	$461,409,491	$440,496,897	$400,703,910
Additions:
Buildings, improvements and other assets	182,812,382	10,314,913	43,680,497
Construction in Progress	20,947,040	14,939,529	1,818,716
	665,168,913	465,751,339	446,203,123
Deduct:
Write-offs of retired or disposed assets	8,766,522	4,341,848	4,580,382
Impairments	400,000	—	1,125,844
Balance, Ending	$656,002,391	$461,409,491	$440,496,897
Accumulated Depreciation
Balance, Beginning	$182,892,842	$170,691,951	$159,627,479
Add:
Depreciation for the year	20,488,018	16,542,739	15,799,589
	203,380,860	187,234,690	175,427,068
Deduct
Accumulated depreciation of retired or disposed assets	8,766,522	4,341,848	4,580,382
Impairments	—	—	154,735
Balance, Ending	$194,614,338	$182,892,842	$170,691,951

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $834,000 in prepayment penalties. The remaining balance of approximately $42,404,000 was available for general partnership purposes.

On July 14, 2023, the Partnership purchased a 52 unit mixed use property in the South End neighborhood of Boston, MA comprised of three buildings at 26-30 Rutland Street, 105-117 West Concord Street and 475 Shawmut Avenue, and approximately 3,400 square feet of commercial space for a purchase price of approximately $27,500,000. This acquisition was funded from the Partnership’s cash reserves and closing costs were approximately $81,000. From the purchase price, the Partnership allocated approximately $525,000 for in-place leases, approximately $61,000 to the value of tenant relationships and $241,000 to the value of below-market leases. These amounts were being amortized over 12 and 36 months respectively.

On June 18, 2025, the Partnership, through its subsidiaries, purchased a mixed-use property comprising 396 residential units, and two commercial office buildings, in Belmont, Massachusetts for $175,000,000. Closing costs were approximately $218,000. The property acquisitions were financed through proceeds from the sale of U.S. Treasury bills, additional borrowings on the Master Credit Facility of $40,000,000, and proceeds of an interim mortgage loan of $67,500,000. On December 30, 2025, the Partnership refinanced the bridge loan with a $67,656,000 loan under the Facility Agreement. From the purchase price, the Partnership allocated approximately $4,714,000 for in-place leases, approximately $305,000 to the value of tenant relationships and $1,165,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively. On January 28, 2026, the Partnership sold the two commercial office buildings, totaling approximately 14,000 square feet, for the purchase price of approximately $2,600,000, incurring a loss of approximately $400,000.

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

On December 29, 2023, the Partnership signed a contract with a general contractor, NEI General Contracting, Inc., for the construction of the Mill Street Development project, located at 57 Mill Street in Woburn, MA for approximately $29,700,000. The Partnership incurred approximately $16,959,000 in construction costs for the project in 2025. Total investment as of December 31, 2025 was approximately $35 million.On December 23, 2025, the Partnership closed a $17,500,000 loan with Brookline Bank at an interest rate of 5.67% interest only with a two year term.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholders of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt and Hill Estates and 2% on Dexter Park. Total fees paid were approximately $3,462,000, $3,178,000 and $2,948,000 in 2025, 2024 and 2023, respectively.

The Partnership Agreement permits the General Partner or the Hamilton Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2025, 2024 and 2023, approximately $1,942,000, $1,032,000 and $1,289,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2025 expenses referred to above, approximately $211,000 consisted of repairs and maintenance, $229,000 of administrative expense and approximately $4,000 for brokerage fees. Approximately $1,498,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2025, the Hamilton Company received approximately $947,000 from the Investment Properties of which approximately $760,000 was the management fee, approximately $143,000 was for construction, architectural services and supervision of capital projects, approximately $28,000 was for maintenance services, and approximately $16,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the Hamilton Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $4,871,000, $4,313,000 and $4,180,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Hamilton Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2025, 2024, and 2023, the Partnership recognized approximately $76,000, $64,000 and $64,000 respectively for the employer’s match contribution to the plan. See Note 16.

Bookkeeping and accounting functions are provided by the Hamilton Company’s accounting staff, which consists of approximately 16 people. During the years ended December 31, 2025, 2024 and 2023 the Hamilton Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2025, are various related entities of the Brown family, and five current and previous employees of the Hamilton Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 15 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2025, and a total of $18,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2025 and a total of $80,000 was paid for attendance and participation in such meetings.

Sally Michael is a Director of NewReal,Inc., and she is a partner at Saul Ewing LLP. Saul Ewing billed the Partnership for legal fees totaling $438,000, $115,000,and $121,000 for 2025, 2024, and 2023, respectively. In addition, Saul Ewing billed the Investment properties for legal fees totaling $43,000 and $60,000 for 2025 and 2024 respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,593,000 and $3,463,000 of security deposits are included in prepaid expenses and other assets at December 31, 2025 and 2024, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2025 and 2024, respectively, is approximately $2,158,000 and $2,260,000, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $2,692,000 and $334,000 net of accumulated amortization of approximately $3,876,000 and $1,215,000 at December 31, 2025 and 2024 respectively.

Financing fees in association with the refinancing and the line of credit of approximately $142,000 and $217,000 are net of accumulated amortization of approximately $83,000, and $8,000 at December 31, 2025 and 2024 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2025 and 2024, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2025, the interest rates on these loans ranged from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,148,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2025, the weighted average interest rate on the above mortgages was 4.19%. The effective rate of 4.25% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,434,000 and $2,399,000 are net of accumulated amortization of approximately $2,088,000 and $1,733,000 at December 31, 2025 and 2024, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

On October 14, 2022, the Partnership refinanced its loan with Brookline Bank on 659-665 Worcester Road, Framingham, MA. The loan extended the maturity until October 14, 2032, at a variable interest rate of SOFR rate, plus 1.7% interest only for two years and amortizing using a thirty-year schedule for the balance of the term. At closing, the Partnership entered into an interest rate swap contract with Brookline Bank with a notional amount equivalent to the underlying loan principal amortization, resulting in a fixed rate of 4.60% through the expiration of the interest rate swap contract. As part of the underlying loan’s earnout provision, on July 10, 2025 the Partnership financed an additional $682,520 at an interest rate of 5.97% that will be conterminous with the existing loan.

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

On June 18, 2025, the Partnership entered into an interim loan agreement with KeyBank for $67,500,000 at a floating interest rate of the SOFR rate plus 150 basis points. Proceeds of the loan were used for the purchase of Hill

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Estates. The loan was secured by a mortgage on the property and is limited guaranteed by the Partnership. The loan was refinanced on December 30, 2025. The loan is interest only, at 5.19%, and a maturity date of December 30, 2035.

Approximate annual maturities at December 31, 2025 are as follows:

2026—current maturities	$6,615,000
2027	40,825,000
2028	31,885,000
2029	49,062,000
2030	847,000
Thereafter	401,797,000
531,031,000
Less: unamortized deferred financing costs	3,434,000
$527,597,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement for a new $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. As of December 31, 2025, the Partnership was in compliance with the financial covenants and did not incur an unused line fee.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2025 and 2024 respectively, amounts received for prepaid rents of approximately $4,304,000 and $3,454,000 are included in cash and cash equivalents, and security deposits of approximately $3,593,000 and $3,463,000 are included in prepaid expenses and other assets and are restricted cash.

NOTE 7. PARTNERS’ CAPITAL

The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner. Under the terms of the Partnership Agreement, distributions to holders of Class B Units and General Partnership Units

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026.

In 2025, the Partnership paid an aggregate distribution of $144.00 per Unit ($4.80 per Receipt) for a total payment of $16,793,527 in 2025. In 2024 the Partnership paid a total distribution of an aggregate $96.00 per Unit ($3.20 per Receipt), for a total payment of $11,244,559.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2025	2024
Net Income per Depositary Receipt	$1.73	$4.46
Distributions per Depositary Receipt	$4.80	$3.20

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2025 are as follows:

Class A	51,141
Class B	12,146
General Partnership	639
63,926

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

On March 12, 2025, the Board of Directors authorized the President and Treasurer to cause the Partnership to repurchase, on the open market or otherwise, including through individually negotiated purchases and through a written

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

trading plan that complies with the requirements of Rule 10b5-1, Depositary Receipts and Partnership Units in such quantities, at such prices, in such manner and on such terms and conditions as the Authorized Persons determine are in the best interests of the Partnership; provided, however, that (i) the aggregate cost of Depositary Receipts and Partnership Units repurchased shall not exceed $5 million, (ii) no Depositary Receipts or Partnership Units shall be repurchased after the date that is 12 months after the effective date of the plan, (iii) no Depositary Receipt shall be repurchased in excess of $95 per depositary receipt ( the “Repurchase Plan”). The Repurchase Plan requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership Agreement. The Repurchase Plan shall be made in accordance with the terms of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall be made in accordance with all applicable laws and regulations in effect from time to time. On March 11,2026, the General Partner authorized the President and Treasurer to renew the Repurchase Plan for one year.

From August 20, 2007 through December 31, 2025, the Partnership has repurchased 1,559,409 Depositary Receipts at an average price of $32.06 per receipt (or $961.80 per underlying Class A Unit), 4,609 Class B Units and 243 General Partnership Units, both at an average price of $1,302.00 per Unit, totaling approximately $56,911,000, inclusive of brokerage fees paid by the Partnership.

During the year ended December 31, 2025, the Partnership purchased a total of 9,051 Depositary Receipts. The average price was $72.33 per receipt or $2,166.90 per unit. The cost including commission was $657,681. The Partnership was required to repurchase 71.66 Class B Units and 3.78 General Partnership units at a cost of $155,261 and $8,244 respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

NOTE 10. RENTAL INCOME

During the year ended December 31, 2025, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2025 as follows:

Commercial
Property Leases
2026	$3,832,015
2027	3,121,972
2028	2,678,918
2029	2,053,862
2030	1,660,564
Thereafter	7,642,658
$20,989,989

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $974,000, $766,000 and $683,000 for the years ended December 31, 2025, 2024 and 2023 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, MA. respectively, are approximately 33% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2026	$705,280	35,692	29	17%
2027	679,848	17,202	10	16%
2028	422,926	10,966	6	10%
2029	569,074	17,439	8	14%
2030	164,448	5,378	4	4%
2031	—	—	—	—%
2032	110,600	1,106	1	2%
2033	—	—	—	—%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
Thereafter	1,003,246	27,801	4	24%
Totals	$4,189,206	136,481	64	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $879,000 and $1,085,000 at December 31, 2025 and 2024. Included in rents receivable at December 31, 2025 is approximately $36,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2025, 2024 and 2023, cash paid for interest was approximately $18,778,000, $15,269,000 and $15,356,000 respectively. Cash paid for state income taxes was approximately $158,000, $147,000 and $66,000 during the years ended December 31, 2025, 2024 and 2023 respectively. In 2025 and 2024 , the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $354,000 and $2,774,000 respectively. Interest capitalized amounted to approximately $1,042,000 and $183,000 for the years ended December 31, 2025 and 2024 respectively, with no capitalized interest recorded for the year ended December 31, 2023.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2025 and 2024, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2025 and December 31, 2024 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items. The Partnership considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts.

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

At December 31, 2025 and 2024, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2025 and 2024, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2025 and 2024, the Partnership’s line of credit had an outstanding balance of zero.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, treasury bills, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our cash equivalents, Treasury bills, and debt.

	Dec 31, 2025		Dec 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	26,668,978	26,668,978	17,615,940	17,615,940
Treasury bills	—	—	83,586,405	83,638,670
Total Assets	26,668,978	26,668,978	101,202,345	101,254,610

Liabilities
Mortgage payable *
- Partnership properties	527,596,824	488,368,589	406,205,910	351,384,919
- Investment properties	174,200,747	169,130,067	172,287,696	161,536,968
Total Liabilities	701,797,571	657,498,656	578,493,606	512,921,887

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2025 and 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2025 and current estimates of fair value may differ significantly from the amounts presented herein.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates $31,000 will be reclassified as a decrease to interest expense.

As of December 31, 2025, the Partnership had one interest rate swap outstanding with a notional amount of approximately $211,000 designated as cash flow hedges of interest rate risk. As of December 31, 2025, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024.

	Fair Value
Asset Derivatives designated	December 31,	December 31,
as hedging instruments	2025	2024	Balance sheet location
Interest rate swaps	$210,740	$408,962	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the years ended December 31, 2025 and 2024

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI Into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on	Total Amount of Interest Expense presented in the consolidated statements of operations
Year Ended December 31,	2025	2024	2023	Income	2025	2024	2023	Derivative	2025	2024	2023

Interest rate swaps	$(198,722)	$172,585	$(58,554)	Interest expense	$—	$—	$—	Interest and other investment income (loss)	$(18,586,782)	$(15,457,325)	$(15,723,733)

NOTE 14. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $5,081,000 was approximately $950,000 less than statement income for the year ended December 31, 2025. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2025 is approximately $17,000,000 less than the statement basis. The primary reasons for the difference in tax basis are accelerated depreciation, bonus depreciation and other timing differences. The Partnership’s Federal tax

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

basis in its joint venture investments is approximately $1,000,000 less than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income before other interest expense deductions:

	For the year ended
	December 31,
	2025	2024	2023

	(in thousands)
Financial statement (“book”) net income (loss)	$6,031	$15,662	$8,454
Book/Tax differences from depreciation	(5,573)	3,610	(2,300)
Book/Tax differences from Investment Properties	(2)	104	351
Increase in prepaid rent and allowances	1,005	435	732
Other items*	3,620	1,291	2,752
Taxable income	$5,081	$21,102	$9,989

*Includes amortization of in-place lease expense of approximately $2,662,000 for 2025, and approximately $829,000 for 2023.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2025, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2022 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $125,000,000.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.61% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. In December 2025, $1,000,000 of those reserves were distributed to their partners with the Partnership receiving $500,000.The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2025, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At December 31, 2025, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2025, the balance of this mortgage before unamortized deferred financing costs is approximately $7,994,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Summary financial information as of December 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,596,804	$2,578,212	$3,869,751	$68,499	$3,772,734	$13,177,814	$69,200,668	$98,264,482
Cash & Cash Equivalents	2,085,124	72,873	151,036	14,895	747,591	716,523	6,032,464	9,820,506
Rent Receivable	158,092	58,384	25,080	1,791	11,907	35,164	167,820	458,238
Real Estate Tax Escrow	21,194	—	36,864	—	36,870	—	—	94,928
Prepaid Expenses & Other Assets	182,810	27,252	86,783	703	71,290	251,947	2,445,022	3,065,807
Total Assets	$8,044,024	$2,736,721	$4,169,514	$85,888	$4,640,392	$14,181,448	$77,845,974	$111,703,961
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,048,282	$—	$7,976,912	$—	$5,953,286	$23,378,440	$124,843,828	$174,200,748
Accounts Payable & Accrued Expense	238,195	4,792	84,572	3,475	78,098	350,264	1,128,028	1,887,424
Advance Rental Pmts & Security Deposits	358,067	—	282,173	—	192,246	508,859	3,344,390	4,685,735
Total Liabilities	12,644,544	4,792	8,343,657	3,475	6,223,630	24,237,563	129,316,246	180,773,907
Partners’ Capital	(4,600,520)	2,731,929	(4,174,143)	82,413	(1,583,238)	(10,056,115)	(51,470,272)	(69,069,946)
Total Liabilities and Capital	$8,044,024	$2,736,721	$4,169,514	$85,888	$4,640,392	$14,181,448	$77,845,974	$111,703,961
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,365,965	$—	$41,207	$—	$—	$—	1,407,171
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(2,300,260)	$—	$(2,087,072)	$—	$(791,619)	$(5,028,058)	$(20,588,109)	(30,795,117)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,387,946)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Summary financial information for the year ended December 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,991,909	$241,884	$1,865,827	$104,352	$1,496,400	$4,386,095	$18,040,274	$28,126,741
Laundry and Sundry Income	12,498	—	—	—	—	55,603	191,690	259,791
	2,004,407	241,884	1,865,827	104,352	1,496,400	4,441,698	18,231,964	28,386,532
Expenses
Administrative	41,889	31,908	61,205	4,630	24,770	88,711	314,670	567,783
Depreciation and Amortization	464,313	11,709	352,956	3,264	347,005	1,155,838	3,690,178	6,025,263
Management Fees	81,124	10,182	71,706	4,169	59,328	172,729	360,963	760,201
Operating	335,939	—	111,114	218	149,936	564,824	1,552,981	2,715,012
Renting	54,642	—	84,032	131	14,168	120,008	214,248	487,229
Repairs and Maintenance	211,384	—	189,582	—	148,306	635,585	1,809,833	2,994,690
Taxes and Insurance	134,681	68,455	195,631	19,007	164,629	493,377	2,833,938	3,909,718
	1,323,972	122,254	1,066,226	31,419	908,142	3,231,072	10,776,811	17,459,896
Income Before Other Income	680,435	119,630	799,601	72,933	588,258	1,210,626	7,455,153	10,926,636
Other Income (Loss)
Interest Expense	(702,268)	—	(326,703)	—	(236,350)	(1,333,423)	(5,120,334)	(7,719,078)
Interest income	43,030	1,312	6,278	526	13,060	16,156	158,705	239,067
	(659,238)	1,312	(320,425)	526	(223,290)	(1,317,267)	(4,961,629)	(7,480,011)
Net (Loss) Income	$21,197	$120,942	$479,176	$73,459	$364,968	$(106,641)	$2,493,524	$3,446,625
Net (Loss) Income —NERA 50%	$10,599	$60,471	$239,588	$36,730	$182,484	$(53,321)		476,551
Net Income —NERA 40%							$997,410	997,410
								$1,473,960

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Future annual mortgage maturities at December 31, 2025 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2026	$—	259,155	$—	$—	$—	$259,155
12/31/2027	—	269,364	—	—	—	269,364
12/31/2028	—	7,465,039	—	—	125,000,000	132,465,039
12/31/2029	—	—	—	—	—	—
12/31/2030	—	—	—	—	—	—
Thereafter	12,214,000	—	6,000,000	23,589,000	—	41,803,000
	12,214,000	7,993,558	6,000,000	23,589,000	125,000,000	174,796,558
Less: unamortized deferred financing costs	(165,718)	(16,646)	(46,714)	(210,560)	(156,172)	(595,810)
	$12,048,282	$7,976,912	$5,953,286	$23,378,440	$124,843,828	$174,200,748

At December 31, 2025 the weighted average interest rate on the above mortgages was 4.28%. The effective rate was 4.35% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Summary financial information as of December 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,004,114	$2,580,701	$4,157,090	$71,763	$3,922,243	$13,644,999	$70,572,004	$99,952,914
Cash & Cash Equivalents	1,443,698	63,207	165,608	18,352	204,938	632,190	3,217,273	5,745,266
Rent Receivable	202,234	71,060	2,679	1,655	2,278	50,479	96,173	426,558
Real Estate Tax Escrow	74,949	—	37,432	—	27,577	—	—	139,958
Prepaid Expenses & Other Assets	312,911	35,021	78,348	515	60,979	241,814	2,609,805	3,339,393
Total Assets	$7,037,906	$2,749,989	$4,441,157	$92,285	$4,218,015	$14,569,482	$76,495,255	$109,604,089
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,989,658	$—	$8,219,587	$—	$5,945,102	$23,354,144	$124,779,205	$172,287,696
Accounts Payable & Accrued Expense	297,308	4,000	82,623	—	53,813	305,519	700,072	1,443,335
Advance Rental Pmts& Security Deposits	372,656	—	262,266	3,332	167,307	509,294	3,229,774	4,544,629
Total Liabilities	10,659,622	4,000	8,564,476	3,332	6,166,222	24,168,957	128,709,051	178,275,660
Partners’ Capital	(3,621,716)	2,745,989	(4,123,319)	88,953	(1,948,207)	(9,599,475)	(52,213,796)	(68,671,571)
Total Liabilities and Capital	$7,037,906	$2,749,989	$4,441,157	$92,285	4,218,015	$14,569,482	$76,495,255	$109,604,089
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,372,994	$—	$44,477	$—	$—	$—	$1,417,470
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,810,858)	$—	$(2,061,661)	$—	$(974,105)	$(4,799,739)	$(20,885,518)	(30,531,880)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,114,410)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Summary financial information for the year ended December 31, 2024

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,965,371	$241,884	$1,797,556	$103,239	$1,425,224	$4,146,753	$17,124,460	$26,804,487
Laundry and Sundry Income	11,914	—	—	—	—	50,589	192,558	255,061
	1,977,285	241,884	1,797,556	103,239	1,425,224	4,197,342	17,317,018	27,059,548
Expenses
Administrative	21,123	5,002	32,052	3,438	17,615	115,474	197,474	392,178
Depreciation and Amortization	466,653	11,709	346,729	3,264	335,460	1,094,296	3,720,244	5,978,355
Management Fees	78,958	9,157	70,511	4,199	56,955	172,193	359,051	751,024
Operating	425,064	—	79,274	174	114,546	469,818	1,317,364	2,406,240
Renting	36,554	—	28,812	116	17,260	121,291	123,415	327,448
Repairs and Maintenance	244,133	—	144,504	6,478	160,089	733,621	1,985,001	3,273,826
Taxes and Insurance	283,858	67,749	195,475	19,178	158,746	453,032	2,667,779	3,845,817
	1,556,343	93,617	897,357	36,847	860,671	3,159,725	10,370,328	16,974,888
Income Before Other Income	420,942	148,267	900,199	66,392	564,553	1,037,617	6,946,690	10,084,660
Other Income (Loss)
Interest Expense	(782,293)	—	(335,778)	—	(237,599)	(968,928)	(5,123,727)	(7,448,325)
Other Expenses		—	—	—	—	75,665	—	75,665
Interest income	44,314	1,909	8,733	793	9,078	64,292	109,603	238,722
	(737,979)	1,909	(327,045)	793	(228,521)	(828,971)	(5,014,124)	(7,133,938)
Net Income (Loss)	$(317,037)	$150,176	$573,154	$67,185	$336,032	$208,646	$1,932,566	$2,950,722
Net Income (Loss)—NERA 50%	$(158,519)	$75,088	$286,576	$33,593	$168,016	$104,323		509,077
Net Income —NERA 40%							$773,025	773,025
								$1,282,102

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2025

Summary financial information for the year ended December 31, 2023

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,831,196	$241,884	$1,709,429	$98,734	$1,334,250	$3,879,734	$16,461,345	$25,556,572
Laundry and Sundry Income	3,691	—	115	—	—	23,163	137,498	164,467
	1,834,887	241,884	1,709,544	98,734	1,334,250	3,902,897	16,598,843	25,721,039
Expenses
Administrative	20,455	3,020	30,349	3,300	20,021	92,589	262,394	432,128
Depreciation and Amortization	470,253	11,709	346,856	3,264	339,605	1,065,353	3,685,524	5,922,564
Management Fees	72,806	10,489	67,116	4,011	53,347	152,943	338,355	699,067
Operating	284,173	—	89,139	807	105,254	455,086	1,279,434	2,213,893
Renting	61,559	—	52,686	13	5,801	54,856	107,250	282,165
Repairs and Maintenance	178,816	—	150,845	—	94,262	625,687	1,902,110	2,951,720
Taxes and Insurance	281,346	61,557	193,215	17,165	147,197	527,665	2,630,668	3,858,813
	1,369,408	86,775	930,206	28,560	765,487	2,974,179	10,205,735	16,360,350
Income Before Other Income	465,479	155,109	779,338	70,174	568,763	928,718	6,393,108	9,360,689
Other Income (Loss)
Interest Expense	(752,933)	—	(344,847)	—	(237,749)	(788,376)	(5,026,076)	(7,149,981)
Other Expenses	—	—	—	—	—	(213,240)	—	(213,240)
Interest Income	6,830	375	1,593	161	2,592	7,376	11,861	30,788
	(746,103)	375	(343,254)	161	(235,157)	(994,240)	(5,014,215)	(7,332,433)
Net Income (Loss)	$(280,624)	$155,484	$436,084	$70,335	$333,606	$(65,522)	$1,378,893	$2,028,256
Net Income (Loss)—NERA 50%	$(140,312)	$77,741	$218,041	$35,167	$166,802	$(32,762)		324,677
Net Income —NERA 40%							$551,556	551,556
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

The amounts contributed by employees are immediately vested and non-forfeitable. Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2025, 2024 and 2023 was approximately $76,000, $64,000 and $64,000 respectively

NOTE 17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	Total
Revenue	$20,688,894	$21,240,108	$23,686,671	$23,580,871	$89,196,544
Expenses	14,455,447	14,176,535	18,942,370	20,273,158	67,847,510
Income Before Other Income	6,233,447	7,063,573	4,744,301	3,307,713	21,349,034
Other Expenses	(2,437,728)	(2,913,692)	(5,266,129)	(4,700,229)	(15,317,778)
Net Income	$3,795,719	$4,149,881	$(521,828)	$(1,392,516)	$6,031,256
Net Income (Loss) Per Unit	$32.53	$35.59	$(4.48)	$(11.89)	$51.75
Net Income (Loss) Per Depositary Receipt	$1.08	$1.19	$(0.15)	$(0.39)	$1.73

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Total
Revenue	$19,893,399	$20,050,566	$20,209,035	$20,379,550	$80,532,550
Expenses	14,141,625	13,512,402	13,738,359	13,768,911	55,161,297
Income Before Other Income	5,751,774	6,538,164	6,470,676	6,610,639	25,371,253
Other Expenses	(2,288,178)	(2,465,438)	(2,561,278)	(2,394,772)	(9,709,666)
Net Income	$3,463,596	$4,072,726	$3,909,398	$4,215,867	$15,661,587
Net Income Per Unit	$29.51	$34.77	$33.44	$36.11	$133.83
Net Income Per Depositary Receipt	$0.98	$1.16	$1.11	$1.21	$4.46

NOTE 19. SUBSEQUENT EVENTS

From January 1, 2026 through March 12, 2026, the Partnership has purchased 1,653 Depository Receipts.

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026.

On January 28, 2026, the Partnership sold two commercial office buildings, located in Belmont, Massachusetts, totaling approximately 14,000 square feet, for the sales price of approximately $2,600,000,

incurring a loss of approximately $400,000.

NOTE 20. QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2025:
Deducted from asset accounts:
Allowance for doubtful accounts	1,084,998	1,194,550		1,400,796	878,752
Year Ended December 31, 2024:
Deducted from asset accounts:
Allowance for doubtful accounts	1,194,711	1,069,603		1,179,316	1,084,998
Year Ended December 31, 2023:
Deducted from asset accounts:
Allowance for doubtful accounts	1,007,025	1,462,371		1,274,685	1,194,711
(a)	Uncollectible accounts written off

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
(10.40)

Purchase and Sale Agreement, dated April 15, 2025, between New England Realty Associates Limited Partnership and Oak Realty and Service Company, LLC, Vale Realty and Service Company, LLC and Digiovanni Bros., Inc.(44)

(10.41)

Reaffirmation, Joinder and Second Amendment to Master Credit Facility Agreement to the Master Credit Facility Agreement dated as of November 30, 2021, by and between KeyBank National Association as the Lender, and New England Realty Associates Limited Partnership as the Borrower, entered into as of May 30, 2025.(45)

(10.42)	Assignment of Interest Under Multifamily Mortgage, Assignment of Leases and rents, Security Agreement and Fixture Filing from KeyBank National Association to Fannie Mae, dated May 30, 2025.(46)
(10.43)	Interim Loan Agreement, dated June 18, 2025, by and between Hill Estates Nera, LLC a Delaware limited liability company and KeyBank National Association, a national banking association.(47)
(10.44)	Promissory Note, dated June 18, 2025, by Hill Estates Nera, LLC, a Delaware limited liability company in favor of KeyBank National Association, a national banking association.(48)
(10.45)

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 18, 2025, by Hill Estates Nera, LLC, a Delaware limited liability company, in favor of KeyBank National Association, its successors and assigns.(49)

(10.46)

Limited Recourse Guaranty Agreement, effective as of June 18, 2025, by New England Realty Associates Limited Partnership, a Massachusetts limited partnership, in favor of KeyBank National Association, a national banking association, its successors, participants, and assigns.(50)

(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of New Real, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(19.1)	Insider Trading Policy of the Partnership
(21)	List of New England Realty Associates Limited Partnership Subsidiary Partnerships
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

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Exhibit 4(d) to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.

(32)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2018.
(33)	Incorporated herein by reference to Exhibit 10.29 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(34)	Incorporated herein by reference to Exhibit 10.30 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(35)	Incorporated herein by reference to Exhibit 10.31 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(36)	Incorporated herein by reference to Exhibit 10.32 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(37)	Incorporated herein by reference to Exhibit 10.33 to the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on March 12, 2020
(38)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021
(39)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on December 6, 2021.
(40)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2022.
(41)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(42)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(43)	Incorporated herein by reference to Exhibit 10.2.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(44)	Incorporated herein by reference to Exhibit 1.01 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on April 17, 2025.
(45)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K-A as filed with the Securities and Exchange Commission on June 13, 2025.
(46)	Incorporated herein by reference to Exhibit 10.2. to the Partnership’s Form 8-K-A as filed with the Securities and Exchange Commission on June 13, 2025.
(47)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 13, 2025.
(48)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 25, 2025.
(49)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 25, 2025.
(50)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Form 8-K as filed with the Securities and Exchange Commission on June 25, 2025.

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 13, 2026
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 13, 2026
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ David Aloise	Director of the General Partner	March 13, 2026
David Aloise

/s/ Martina Alibrandi	Director of the General Partner	March 13, 2026
Martina Alibrandi

/s/ Andrew Bloch	Director of the General Partner	March 13, 2026
Andrew Bloch

/s/ Sally Michael	Director of the General Partner	March 13, 2026
Sally Michael

/s/ David Reier	Director of the General Partner	March 13, 2026
David Reier