Form 10-Q
period 2026-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2026-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 92,957 of the registrant’s Class A units (2,788,713 Depositary Receipts) of limited partnership issued and outstanding and 22,077 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The results of operations for the three month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	Unaudited
Rental Properties	$455,883,106	$458,779,526
Real Estate Assets Held for Sale	—	2,608,526
Cash and Cash Equivalents	25,559,751	26,668,978
Rents Receivable	1,650,911	1,428,053
Real Estate Tax Escrows	3,276,295	3,057,689
Prepaid Expenses and Other Assets	9,535,934	11,381,248
Investments in Unconsolidated Joint Ventures	1,396,687	1,407,171
Total Assets	$497,302,684	$505,331,191
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$526,920,319	$527,596,823
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,786,330	30,795,117
Accounts Payable and Accrued Expenses	7,427,016	8,866,529
Advance Rental Payments and Security Deposits	11,796,525	12,288,303
Total Liabilities	576,930,190	579,546,772
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 116,230 and 116,299 units outstanding in 2026 and 2025 respectively	(79,627,506)	(74,215,581)
	$497,302,684	$505,331,191

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$23,956,464	$20,496,120
Laundry and sundry income	204,663	192,774
	24,161,127	20,688,894
Expenses
Administrative	1,389,306	621,266
Depreciation and amortization	7,965,210	3,904,983
Management fee	915,818	818,409
Operating	5,183,820	3,278,374
Renting	456,340	278,329
Repairs and maintenance	3,301,085	2,858,269
Taxes and insurance	3,453,366	2,695,817
	22,664,945	14,455,447
Income Before Other Income (Expense)	1,496,182	6,233,447
Other Income (Expense)
Interest income	116,134	991,075
Interest expense	(5,712,327)	(3,791,432)
Income from investments in unconsolidated joint ventures	343,302	362,629
(Loss) on Sale of Real Estate	(150,963)	—
	(5,403,854)	(2,437,728)
Net (Loss) Income	$(3,907,672)	$3,795,719

Net (Loss) Income per Unit	$(33.61)	$32.53
Weighted Average Number of Units Outstanding	116,254	116,674

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (Loss) income	$(3,907,672)	$3,795,719
Other comprehensive (loss) income :
Net unrealized gain (loss) on derivative instruments for interest rate swaps	24,706	(129,890)
Comprehensive (Loss) income	$(3,882,966)	$3,665,829

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners' Capital
										Accumulated
	Limited		General		Treasury		Limited		General	Comprehensive
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Income	Total
Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	$(11,910,628)	$(626,877)	$408,962	$(62,433,903)
Distribution to Partners	—	—	—	—	—	—	(10,080,525)	(2,394,125)	(126,007)	—	(12,600,657)
Stock Buyback	—	—	—	—	4	(4)	(6,898)	(1,603)	(552)		(9,053)
Net Income	—	—	—	—	—	—	3,036,575	721,187	37,957	—	3,795,719
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(129,890)	(129,890)
Balance March 31 , 2025	144,180	34,243	1,802	180,225	63,553	116,672	(57,356,208)	(13,585,169)	(715,479)	279,072	(71,377,784)

Balance January 1, 2026	144,180	34,243	1,802	180,225	63,926	116,299	$(59,572,858)	(14,110,721)	(742,744)	210,740	(74,215,581)
Distribution to Partners	—	—	—	—			(1,115,810)	(265,005)	(13,948)	—	(1,394,763)
Stock Buyback		—	—		69	(69)	(107,487)	(25,374)	(1,335)		(134,196)
Net ( Loss)	—	—	—	—	—	—	(3,126,138)	(742,458)	(39,077)	—	(3,907,672)
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	24,706	24,706

Balance March 31, 2026	144,180	34,243	1,802	180,225	63,995	116,230	$(63,922,293)	$(15,143,558)	$(797,104)	235,446	$(79,627,506)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income	$(3,907,672)	$3,795,719
Adjustments to reconcile net income to net cash provided by operating activities
Interest accrued on U.S. Treasury Bills	—	104,961
Depreciation and amortization	7,965,210	3,904,983
Amortization of deferred finance costs	136,851	94,946
(Income) from investments in joint ventures	(343,302)	(362,629)
Loss on sale of real estate	150,963	—
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	35,000	32,500
(Increase) Decrease in rents receivable	(222,858)	125,922
(Decrease) in accounts payable and accrued expense	(1,420,695)	(2,390,536)
Decrease (Increase) in real estate tax escrow	(218,606)	66,240
Decrease in prepaid expenses and other assets	623,844	98,449
(Decrease) Increase in advance rental payments and security deposits	(491,778)	7,074
Total Adjustments	6,214,629	1,681,910
Net cash provided by operating activities	2,306,957	5,477,629
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	310,000	450,000
Investment in U.S. Treasury Bills	—	(31,060,131)
Proceeds from U.S. Treasury Bills	—	56,508,589
Developing of rental property and other related costs	—	(2,589,943)
Improvement of rental properties	(3,822,616)	(2,112,160)
Sale of rental properties	2,438,747	—
Net cash (used in) provided by investing activities	(1,073,869)	21,196,355
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(813,356)	(816,477)
Stock buyback	(134,196)	(9,053)
Distributions to partners	(1,394,763)	(12,600,657)
Net cash (used in) provided by financing activities	(2,342,315)	(13,426,187)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,109,227)	13,247,797
Cash and Cash Equivalents, at beginning of period	26,668,978	17,615,940
Cash and Cash Equivalents, at end of period	$25,559,751	$30,863,737

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership (“NERA”, the “Company” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 32 properties which include 21 residential buildings; 6 mixed use residential, retail and office buildings; 4 commercial buildings and individual units at one condominium complex. These properties total 3,411 apartment units, 19 condominium units and approximately 141,000 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $137,000 and $95,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive gain of approximately $25,000 and a comprehensive loss of approximately $130,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2026 or 2025. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2026, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates, respectively, from 0.35% to 2.8%. At March 31, 2026 and December 31, 2025, respectively, approximately $25,183,000, and $26,200,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $99,000 and $98,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2026 there was no interest capitalized. For the three months ended March 31, 2025,there was capitalized interest of approximately $149,000.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2026, the Partnership and its Subsidiary Partnerships owned 3,411 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2026, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2026 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

On January 28, 2026, the Partnership sold the two commercial office buildings for the sales price of approximately $2,600,000, with closing costs of approximately $142,000, incurring a loss of approximately $151,000.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project. The Partnership demolished the existing building structures in order to start construction in 2024.The property was placed in service on January 1, 2026.Total investment was approximately $35 million. On December 23, 2025, the Partnership closed a $17,500,000 loan with Brookline Bank at an interest rate of 5.67% interest only, with a two year term.

Rental properties consist of the following:

	March 31, 2026	December 31, 2025	Useful Life
Land, improvements and parking lots	$146,006,759	$143,883,155	15	-	40	years
Buildings and improvements	411,789,813	386,494,391	15	-	40	years
Construction in progress	4,999,636	37,705,285			N/A
Kitchen cabinets	23,089,654	22,554,829	5	-	10	years
Carpets	20,569,443	19,665,364	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	134,996	129,450	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	23,693,630	23,450,788	5	-	30	years
Motor vehicles	217,080	203,009			5	years
Fences	158,029	147,000	5	-	15	years
Furniture and fixtures	23,081,572	18,293,250	5	-	7	years
Total fixed assets	657,216,481	656,002,390
Less: Accumulated depreciation	(201,333,375)	(194,614,338)
	$455,883,106	$461,388,052

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt and Hill Estates. Total fees paid were approximately $916,000 and $818,000 for the three months ended March 31, 2026 and 2025, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2026 and 2025, approximately $398,000 and $195,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2026 expenses referred to above, approximately $53,000 consisted of repairs and maintenance, and $90,000 for administrative expense. Approximately $255,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2026, the Hamilton Company received approximately $244,000 from the Investment Properties of which approximately $191,000 was the management fee, approximately $37,000 for construction, architectural services, and supervision of capital projects, approximately $10,000 for repairs and maintenance, and approximately $6,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties, and 2% on Dexter Park

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,264,000 and $1,074,000 for the three months ended March 31, 2026 and 2025, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2026, the Partnership incurred $19,000 for the employer’s match portion to the plan. For the three months ended March 31, 2025, the Partnership incurred $16,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 16 people. During the three months ended March 31, 2026 and 2025 the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $41,000 and $9,000 for the three months ended March 31, 2026 and 2025 respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $4,000 and $2,000 for legal fees for the three months ended March 31, 2026 and 2025 respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,598,000, and $3,593,000 of security deposits are included in prepaid expenses and other assets at March 31, 2026 and December 31, 2025, respectively.

Also, included in prepaid expenses and other assets at March 31, 2026 and December 31, 2025 is approximately $2,299,000 and $2,158,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $1,474,000 and $2,692,000 net of accumulated amortization of approximately $5,094,000 and $3,876,000 at March 31, 2026, and at December 31, 2025, respectively.

Financing fees in association with the line of credit of approximately $123,000 and $142,000 are net of accumulated amortization of approximately $102,000 and $83,000 at March 31, 2026, and December 31, 2025 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2026 and December 31, 2025, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2,with interest rates ranging from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,148,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2026, the weighted average interest rate on the above mortgages was 4.19%. The effective rate of 4.26% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,297,000 and $3,434,000 are net of accumulated amortization of approximately $2,225,000 and $2,088,000 at March 31, 2026 and December 31, 2025, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

On May 30, 2025, the Partnership borrowed $18,664,000 at a fixed interest rate of 5.84%. Proceeds were used to refinance the existing mortgage on Hamilton Highlands. Also on May 30, 2025, the Partnership borrowed an additional $40,000,000 at a fixed rate of 5.99%. Proceeds were subsequently used for the purchase of Hill Estates. Both advances were made from the existing Master Credit Facility, as amended, with KeyBank.

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

Approximate annual maturities at March 31, 2026 are as follows:

2027—current maturities	$6,610,000
2028	40,736,000
2029	58,861,000
2030	21,574,000
2031	855,000
Thereafter	401,581,000
530,217,000
Less: unamortized deferred financing costs	3,297,000
$526,920,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) of the difference between the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of March 31, 2026, the Partnership was in compliance with the financial covenants.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2026, amounts received for prepaid rents of approximately $4,473,000 are included in cash and cash equivalents, and security deposits of approximately $3,598,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,394,763, on March 31, 2026.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2026	2025
Net (Loss) Income per Depositary Receipt	$(1.12)	$1.08
Distributions per Depositary Receipt	$0.40	$3.60

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2026 are as follows:

Class A	51,196
Class B	12,159
General Partnership	640
63,995

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

From August 20, 2007 through March 31, 2026, the Partnership has repurchased 1,561,062 Depositary Receipts at an average price of $32.09 per receipt (or $962.70) per underlying Class A Unit), 4,622 Class B Units and 243 General Partnership Units, both at an average price of $1,304 per Unit, totaling approximately $57,045,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2026, the Partnership purchased a total of 1,653 Depositary Receipts. The average price was $65.03 per receipt, or $1,951 per unit. The cost including commission was approximately $107,000. The Partnership was required to repurchase 13.1 Class B Units and 0.7 General Partnership units at a cost of $25,374 and $1,335 respectively.

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

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2026, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2026 as follows:

Commercial
Property Leases
2027	$3,613,816
2028	2,984,283
2029	2,450,682
2030	1,859,409
2031	1,541,521
Thereafter	7,113,675
$19,563,386

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $239,000 and $184,000 for the three months ended March 31, 2026 and 2025 respectively. Trader Joe’s and Blue Pearl, tenants at Staples Plaza and Walgreen’s, a tenant at 653 Worcester Road, Framingham, Massachusetts respectively, are approximately 33% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2027	$797,542	42,236	31	20%
2028	360,278	10,214	8	9%
2029	557,114	13,798	7	14%
2030	529,173	17,310	9	13%
2031	61,489	2,395	1	2%
2032	25,340	724	1	1%
2033	110,600	1,106	1	3%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
2036	459,743	15,400	1	12%
Thereafter	543,503	12,401	3	13%
Totals	$3,978,566	136,481	64	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $979,000 and $879,000 at March 31, 2026 and December 31, 2025. Included in rents receivable at March 31, 2026 is approximately $12,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2026 and 2025, cash paid for interest was approximately $5,251,000, and $3,696,000, respectively. Cash paid for state income taxes was approximately $18,000 and $82,000 during the three months ended March 31, 2026 and 2025, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $3,643,000. Interest capitalized amounted to approximately $149,000 for the three months ended March 31, 2025.There was no interest expense capitalized for the three months ended March 31,2026.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2026 and December 31, 2025, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2026 and December 31, 2025 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2026 and December 31, 2025 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At March 31, 2026 and at December 31, 2025, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable and treasury bills: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	March 31, 2026		Dec 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	25,559,751	25,559,751	26,668,978	26,668,978
Total Assets	25,559,751	25,559,751	26,668,978	26,668,978

Liabilities
Mortgage payable *
- Partnership properties	526,920,319	484,500,946	527,596,824	488,368,589
- Investment properties	174,167,084	168,229,820	174,200,747	169,130,067
Total Liabilities	701,087,403	652,730,766	701,797,571	657,498,656

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2026 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates approximately $43,000 will be reclassified as a decrease to interest expense.

As of March 31, 2026, the Partnership had one interest rate swap outstanding with a notional amount of approximately $235,000 designated as cash flow hedges of interest rate risk. As of March 31, 2026, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	Fair Value
Asset Derivatives designated	March 31,	December 31,
as hedging instruments	2026	2025	Balance sheet location
Interest rate swaps	$235,446	$210,740	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended March 31, 2026 and 2025.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivative	Total Amount of Interest Expense presented in the consolidated statements of operations
Quarter Ended March 31,	2026	2025		2026	2025		2026	2025

Interest rate swaps	$24,706	$(129,890)	Interest expense	$—	$—	Interest and other investment income (loss)	$(5,712,327)	$(3,791,432)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2026, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2022 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At March 31, 2026, the balance on this mortgage before unamortized deferred financing costs is $125,000,000.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.610% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2026, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2026, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2026, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2026, the balance of this mortgage before unamortized deferred financing costs is approximately $7,930,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at March 31, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,494,619	$2,577,797	$3,786,406	$67,683	$3,870,084	$12,906,932	$68,652,839	$97,356,360
Cash & Cash Equivalents	1,978,247	53,492	79,048	25,576	701,392	713,158	6,951,857	10,502,770
Rent Receivable	123,347	54,376	15,092	2,686	12,635	16,834	162,336	387,306
Real Estate Tax Escrow	20,894	—	71,716	—	32,223	—	—	124,833
Prepaid Expenses & Other Assets	172,406	22,831	74,996	280	60,227	294,049	2,289,752	2,914,541
Total Assets	$7,789,513	$2,708,496	$4,027,258	$96,225	$4,676,561	$13,930,973	$78,056,784	$111,285,810
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,052,531	$—	$7,914,724	$—	$5,955,332	$23,384,513	$124,859,984	$174,167,084
Accounts Payable & Accrued Expense	125,415	1,053	99,371	1,550	76,474	229,305	709,647	1,242,815
Advance Rental Pmts & Security Deposits	417,685	—	271,742	8,746	202,927	494,747	3,452,401	4,848,248
Total Liabilities	12,595,631	1,053	8,285,837	10,296	6,234,733	24,108,565	129,022,032	180,258,147
Partners’ Capital	(4,806,118)	2,707,443	(4,258,579)	85,929	(1,558,172)	(10,177,592)	(50,965,248)	(68,972,337)
Total Liabilities and Capital	$7,789,513	$2,708,496	$4,027,258	$96,225	$4,676,561	$13,930,973	$78,056,784	$111,285,810
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,353,723	$—	$42,965	$—	$—	$—	1,396,687
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(2,403,059)	$—	$(2,129,290)	$—	$(779,086)	$(5,088,796)	$(20,386,099)	(30,786,330)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,389,643)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$506,465	$60,471	$462,013	$27,133	$360,251	$1,069,732	$4,572,655	$7,058,720
Laundry and Sundry Income	3,706	—		—	—	13,215	42,079	59,000
	510,171	60,471	462,013	27,133	360,251	1,082,947	4,614,734	7,117,720
Expenses
Administrative	3,802	4,205	9,250	1,026	3,666	21,714	54,835	98,498
Depreciation and Amortization	115,581	2,720	88,304	816	88,185	307,448	934,620	1,537,674
Management Fees	21,130	2,579	18,846	1,050	14,239	42,416	90,847	191,107
Operating	84,302	—	54,314	64	80,926	181,903	516,366	917,875
Renting	3,075	—	1,031	32	2,900	8,823	26,735	42,596
Repairs and Maintenance	43,477	—	25,740	—	43,256	186,256	311,682	610,411
Taxes and Insurance	77,618	20,748	50,219	5,735	47,274	131,058	698,025	1,030,677
	348,985	30,252	247,704	8,723	280,446	879,618	2,633,110	4,428,838
Income Before Other Income	161,186	30,219	214,309	18,410	79,805	203,329	1,981,624	2,688,882
Other Income (Loss)
Interest Expense	(176,937)	—	(80,039)	—	(58,324)	(329,201)	(1,266,685)	(1,911,186)
Interest Income	10,152	295	1,293	106	3,584	4,395	40,084	59,909
	(166,785)	295	(78,746)	106	(54,740)	(324,806)	(1,226,601)	(1,851,277)

Net (Loss) Income	$(5,599)	$30,514	$135,563	$18,516	$25,065	$(121,477)	$755,023	$837,605
Net (Loss) Income —NERA 50%	$(2,799)	$15,257	$67,782	$9,258	$12,533	$(60,739)		41,292
Net Income —NERA 40%							$302,010	302,010
								$343,302

Future annual mortgage maturities at March 31, 2026 are as follows:

At March 31, 2026, the weighted average interest rate on the above mortgages was 4.28%. The effective rate was 4.35% including the amortization expense of deferred financing costs

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3/31/2027	$—	261,671	—	—	—	$261,671
3/31/2028	—	271,979	—	—	—	271,979
3/31/2029	—	7,396,056	—	—	125,000,000	132,396,056
3/31/2030	—	—	—	—	—	—
3/31/2031	—	—	—	—	—	—
Thereafter	12,214,000	—	6,000,000	23,589,000	—	41,803,000
	12,214,000	7,929,706	6,000,000	23,589,000	125,000,000	174,732,706
Less: unamortized deferred financing costs	(161,469)	(14,982)	(44,668)	(204,487)	(140,016)	(565,622)
	$12,052,531	$7,914,724	$5,955,332	$23,384,513	$124,859,984	$174,167,084

Summary financial information at March 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$4,900,308	$2,580,079	$4,083,706	$70,947	$3,914,792	$13,438,355	$70,021,621	$99,009,808
Cash & Cash Equivalents	1,585,575	62,606	196,009	18,541	316,267	437,638	4,562,878	7,179,514
Rent Receivable	199,976	68,310	9,440	827	11,821	47,523	109,190	447,087
Real Estate Tax Escrow	69,677	—	77,702	—	25,424	—	—	172,803
Prepaid Expenses & Other Assets	303,441	31,995	68,612	241	54,374	283,795	2,527,201	3,269,659
Total Assets	$7,058,977	$2,742,990	$4,435,469	$90,556	$4,322,678	$14,207,311	$77,220,890	$110,078,871
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,992,244	$—	$8,159,819	$—	$5,947,148	$23,360,218	$124,795,361	$172,254,790
Accounts Payable & Accrued Expense	318,276	5,000	111,283	3,936	71,714	380,622	941,807	1,832,638
Advance Rental Pmts& Security Deposits	384,491	—	287,487	—	176,548	474,411	3,550,396	4,873,333
Total Liabilities	10,695,011	5,000	8,558,589	3,936	6,195,410	24,215,251	129,287,564	178,960,761
Partners’ Capital	(3,636,034)	2,737,990	(4,123,120)	86,620	(1,872,732)	(10,007,940)	(52,066,674)	(68,881,890)
Total Liabilities and Capital	$7,058,977	$2,742,990	$4,435,469	$90,556	4,322,678	$14,207,311	$77,220,890	$110,078,871
Partners’ Capital %—NERA	50%	50%	50%	50	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,368,996	$—	$43,310	$—	$—	$—	$1,412,305
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,818,017)	$—	$(2,061,560)	$—	$(936,366)	$(5,003,970)	$(20,826,670)	(30,646,583)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,234,278)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the three months ended March 31, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$504,541	$60,471	$503,118	$24,918	$367,614	$1,105,579	$4,448,065	$7,014,306
Laundry and Sundry Income	2,357	—	—	—	—	15,065	40,148	57,570
	506,898	60,471	503,118	24,918	367,614	1,120,644	4,488,213	7,071,876
Expenses
Administrative	8,956	1,005	13,966	826	11,355	40,193	86,331	162,632
Depreciation and Amortization	115,908	2,927	87,029	816	84,817	285,902	905,218	1,482,617
Management Fees	20,288	2,529	19,063	1,030	14,280	42,965	93,345	193,500
Operating	98,262	—	38,828	1	57,365	188,013	439,356	821,825
Renting	219	—	30,740	21	5,466	32,204	24,547	93,197
Repairs and Maintenance	41,933	—	34,832	—	22,777	146,679	341,618	587,839
Taxes and Insurance	74,192	17,350	48,006	4,712	39,967	119,580	716,403	1,020,210
	359,758	23,811	272,464	7,406	236,027	855,536	2,606,818	4,361,820
Income Before Other Income	147,140	36,660	230,654	17,512	131,587	265,108	1,881,395	2,710,056
Other Income (Loss)
Interest Expense	(171,310)	—	(82,486)	—	(58,295)	(328,700)	(1,266,073)	(1,906,864)
Interest income	9,852	341	2,029	155	2,185	5,128	31,801	51,491
	(161,458)	341	(80,457)	155	(56,110)	(323,572)	(1,234,272)	(1,855,373)

Net Income (Loss)	$(14,318)	$37,001	$150,197	$17,667	$75,477	$(58,464)	$647,123	$854,683
								—
Net Income (Loss)—NERA 50%	$(7,159)	$18,501	$75,099	$8,834	$37,739	$(29,232)		103,780
Net Income —NERA 40%							$258,849	258,849
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2026 was $19,000.

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

NOTE 19. SUBSEQUENT EVENTS

On May 7, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2026.

From April 1, 2026 through May 8, 2026, the Partnership has purchased 813 Depository Receipts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2026 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends. For an additional discussion of factors that may affect the Partnership’s business and results of operations, see Item1A-Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The vacancy rate for the Partnership’s residential properties as of May 1, 2026 was 2.4% as compared with a vacancy rate of 1.6% as of May 1, 2025. The vacancy rate for the Joint Venture properties as of May 1, 2026 was 1.3%, as compared to 2.0% for the same period last year. The Boston area rental market is currently experiencing elevated vacancy rates, and NERA has responded aggressively to keep vacancy below the Boston area’s current availability rates.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the first quarter of 2026, rents increased an average of 4.4% for renewals and decreased an average of 5.8% for new leases. For the balance of 2026, management expects a rental market with slowing rent growth.

For the first quarter of 2026, consolidated revenue, excluding Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed property), increased by 1.8%, operating expenses increased by 17.3%, and Income before Other Income (Expense) decreased by 33.9%, as compared to the first quarter of 2025.

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of March 31, 2026, the Partnership was in compliance with the financial covenants.

From the start of the Stock Repurchase Program in 2007 through March 31, 2026, the Partnership has purchased 1,561,062 Depositary Receipts. During the three months ended March 31, 2026, the Partnership purchased a total of 1,653 Depositary Receipts.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2026, tenant renewals were approximately 72% with an average rental increase of approximately 4.4%, new leases accounted for approximately 28% with a rental rate decrease of approximately 5.8%. During the three months ended March 31, 2026, leasing commissions were approximately $316,000 compared to approximately $145,000 for the three months ended March 31, 2025, an increase of approximately $171,000 (118.3%). Tenant concessions were approximately $21,000 for the three months ended March 31, 2026, compared to approximately $16,000 for the three months ended March 31, 2025, an increase of approximately $5,000 (31.3%). Tenant improvements were approximately $1,507,000 for the three months ended March 31, 2026, compared to approximately $871,000 for the three months ended March 31, 2025, an increase of approximately $636,000 (73.0%). We are actively monitoring proposed rent control ballot initiative for the Commonwealth of Massachusetts, and are taking actions to mitigate the potential risks associated with the proposal, including limiting future capital expenditures and addressing expense increases to the extent possible.

Hamilton accounted for approximately 1.6% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2026 and 1.2% during the three months ended March 31, 2025. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $59,000 (15.3%) and approximately $32,000 (82.8%) of the legal services paid for by the Partnership during the three months ended March 31, 2026 and 2025, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2026, Hamilton provided the Partnership approximately $255,000 in construction and architectural services, compared to approximately $96,000 for the three months ended March 31, 2025.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2026 and 2025, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Revenue Recognition: Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Revenue from commercial leases also includes reimbursements and recoveries received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Rental concessions are also accounted for on the straight-line basis.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 and March 31, 2025

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $1,496,000 during the three months ended March 31, 2026, compared to approximately $6,233,000 for the three months ended March 31, 2025, a decrease of approximately $4,737,000 (76.0%).

The rental activity is summarized as follows:

2024	Occupancy Date
	May 1, 2026	May 1, 2025
Residential
Units	3,430	2,962
Vacancies	82	48
Vacancy rate	2.4%	1.6%
Commercial
Total square feet	140,991	131,159
Vacancy	12,015	2,311
Vacancy rate	8.5%	1.8%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2026		2025
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$23,956	$23,956	$20,496	$20,496
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$239	$239	$184	$184

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Change	Change
Revenues
Rental income	$23,956,464	$20,496,120	$3,460,344	16.9%
Laundry and sundry income	204,663	192,774	11,889	6.2%
	24,161,127	20,688,894	3,472,233	16.8%
Expenses
Administrative	1,389,306	621,266	768,040	123.6%
Depreciation and amortization	7,965,210	3,904,983	4,060,227	104.0%
Management fee	915,818	818,409	97,409	11.9%
Operating	5,183,820	3,278,374	1,905,446	58.1%
Renting	456,340	278,329	178,011	64.0%
Repairs and maintenance	3,301,085	2,858,269	442,816	15.5%
Taxes and insurance	3,453,366	2,695,817	757,549	28.1%
	22,664,945	14,455,447	8,209,498	56.8%
Income Before Other Income (Expense)	1,496,182	6,233,447	(4,737,265)	(76.0%)
Other Income (Expense)
Interest income	116,134	991,075	(874,941)	(88.3%)
Interest expense	(5,712,327)	(3,791,432)	(1,920,895)	50.7%
Income from investments in unconsolidated joint ventures	343,302	362,629	(19,327)	(5.3%)
(Loss) on Sale of Real Estate	(150,963)	—	(150,963)	0.0%
	(5,403,854)	(2,437,728)	(2,966,126)	(121.7%)
Net Income	$(3,907,672)	$3,795,719	$(7,703,391)	(202.9%)

Rental income for the three months ended March 31, 2026 was approximately $23,956,000, compared to approximately $20,496,000 for the three months ended March 31, 2025, an increase of approximately $3,460,000 (16.9%). Excluding revenues from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed), of approximately $3,085,000, revenue increased approximately $375,000 (1.8%). The Partnership properties with the largest increases in rental income include 62 Boylston, Hamilton Oaks, WCB Associates, and River Drive, with increases of $246,000, $72,000, $66,000, and $52,000, respectively, partially offset by a decrease at 1144 Commonwealth Apartments of approximately $132,000. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses for the three months ended March 31, 2026 were approximately $22,665,000 compared to approximately $14,455,000 for the three months ended March 31, 2025, an increase of approximately $8,210,000 (56.8%). Excluding expenses from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed) properties of approximately $5,726,000, operating expenses were approximately $16,938,000, an increase of approximately $2,503,000 (17.3%). The factors contributing to the increase are an increase in operating expenses of approximately $1,318,000 (40.2%), which included an increase in snow removal costs of approximately $870,000 over the three months ended March 31,2025, an increase in administrative expenses of approximately $696,000 ( 112.1%), including an increase in legal costs related to a tenant complaint ($240,000), and a public policy contribution related to a residential housing regulatory matter in the Greater Boston area ($360,000) and an increase in taxes and insurance of approximately $175,000 (6.5%). Depreciation and amortization expense increased approximately $4,060,000, (104.0%) of which approximately $3,948,000 of the expenses are associated with the recently purchased properties.

Interest expense for the three months ended March 31, 2026 was approximately $5,712,000 compared to approximately $3,791,000 for the three months ended March 31, 2025, an increase of approximately $1,921,000 (50.7%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility, the mortgages incurred upon the acquisition of Hill Estates, and the newly constructed property at Mill Street Heights.

Interest and dividend income for the three months ended March 31, 2026 was approximately $116,000 compared to approximately $991,000 for the three months ended March 31, 2025, a decrease of approximately $875,000 (88.3%). The decrease in the interest income was due to the use of the Investment in U.S. Treasury bills to acquire the Hill Estates property in June of 2025.

At March 31, 2026, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $343,000 for the three months ended March 31, 2026, compared to net income of approximately $362,000 for the three months ended March 31, 2025. Included in the income for the three months ended March 31, 2026 is depreciation and amortization expense of approximately $675,000.

As a result of the changes discussed above, there was a net loss for the three months ended March 31, 2026 of approximately $3,907,000 compared to net income of approximately $3,796,000 for the three months ended March 31, 2025, a decrease in income of approximately $7,703,000 (202.9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2026 and 2025 was the collection of rents. The Partnership’s principal use of cash during the first three months of 2026 was improvements to rental properties, mortgage principal payments, and distributions to partners.

The majority of cash and cash equivalents of $25,559,751 at March 31, 2026 and $26,668,978 at December 31, 2025 was held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $1,109,227 for the three months ended March 31, 2026 is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$2,306,957	$5,477,629
Cash (used in) provided by investing activities	(1,073,869)	21,196,355
Principal payments of mortgage notes payable	(813,356)	(816,477)
Repurchase of Depositary Receipts, Class B and General Partner Units	(134,196)	(9,053)
Distributions paid	(1,394,763)	(12,600,657)
Net (decrease) increase in cash and cash equivalents	$(1,109,227)	$13,247,797

The net increase in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The net decrease in cash used in investing activities is primarily for the improvement of rental properties, offset by the sale of two commercial properties. Financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2026, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $3,823,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hill Estates, Hamilton Green, Hamilton Battlegreen, Hamilton Oaks, Mill Street Heights, and Executive Apartments, at a cost of approximately $1,219,000, $791,000, $309,000, $236,000, $218,000 and $217,000, respectively.

During the three months ended March 31, 2026, the Partnership received distributions of approximately $345,000 from the investment properties. For the three months ended March 31, 2025, the Partnership received $482,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $100,000 and $200,000 for the three months ended March 31, 2026 and 2025, respectively.

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026. In May 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2026.

The Partnership anticipates that cash from operations will be sufficient to fund its current operations, pay distributions, and make required debt payments.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2026, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As of March 31, 2026, our proportionate share of the non-recourse debt related to these investments was approximately $74,867,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2026, we are subject to debt obligations as described in the table below.

		Payments due by period

	2027	2028	2029	2030	2031	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$6,610,109	40,736,315	58,861,213	21,574,263	854,535	401,580,766	$530,217,201
Total Contractual Obligations	$6,610,109	$40,736,315	$58,861,213	$21,574,263	$854,535	$401,580,766	$530,217,201

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 13, 2026 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.
●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.
●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.
●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.
●	Our actual costs to develop properties may exceed our budgeted costs.
●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.
●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.
●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.
●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.
●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.
●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.
●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.

●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.
●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.
●	Risk associated with the use of debt to fund acquisitions and developments.
●	Competition for acquisitions may result in increased prices for properties.
●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

●	Revenue associated with residential properties may be limited in the future if current rent restriction proposals are adopted by the Commonwealth of Massachusetts. On August 6, 2025, a citizen’s petition was filed by a coalition of housing advocacy organizations with the Massachusetts’ State’s Attorney General, to put a ballot initiative in front of voters in November 2026. If approved, the petition would limit annual rent increases in Massachusetts to cost of living increases, with a 5% annual cap. If such a ballot measure were to be passed by voters, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.
●	On August 1, 2025, a new Massachusetts state law became effective that prohibits real estate professionals, such as brokers, from charging tenants broker fees for services primarily provided to the landlord. Tenants may still choose to hire and pay for their own broker who will represent their interests in securing rental housing. This change may result in an increase in our rental expense.

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

As of March 31, 2026, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $704,950,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including any outstanding draws under the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have no variable rate debt as of March 31, 2026. The increase or decrease in fair value of the Partnership’s fixed rate debt as of March 31, 2026 would be approximately $26,343,000 if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in Item 1A, “Risk Factors” in our annual report on Form 10K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the first quarter of 2026:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
January 1-31, 2026	$65.38	750	439,839
February 1-28,2026	$64.63	768	439,071
March 1-31, 2026	$65.31	135	438,936
Total		1,653

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.

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

From August 20, 2007 through March 31, 2026, the Partnership has repurchased 1,561,062 Depositary Receipts at an average price of $32.09 per receipt (or $962.70) per underlying Class A Unit), 4,622 Class B Units and 243 General Partnership Units, both at an average price of $1,304 per Unit, totaling approximately $57,045,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2026, the Partnership purchased a total of 1,653 Depositary Receipts. The average price was $65.03 per receipt, or $1,951 per unit. The cost including commissions was approximately $107,000. The Partnership was required to repurchase 13.1 Class B Units and 0.7 General Partnership units at a cost of $25,374 and $1,335 respectively

Item 3. Defaults Upon Senior Securities

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 8, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 8, 2026
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 8, 2026
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 8, 2026
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2026
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 8, 2026
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 8, 2026
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 8, 2026
David Reier