Form 10-Q
period 2026-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2026-08-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 92,475 of the registrant’s Class A units (2,774,254 Depositary Receipts) of limited partnership issued and outstanding and 21,963 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Rental Properties	$452,146,015	$458,779,526
Real Estate Assets Held for Sale	—	2,608,526
Cash and Cash Equivalents	24,749,739	26,668,978
Rents Receivable	1,840,493	1,428,053
Real Estate Tax Escrows	3,284,627	3,057,689
Prepaid Expenses and Other Assets	10,498,226	11,381,248
Investments in Unconsolidated Joint Ventures	1,404,791	1,407,171
Total Assets	$493,923,891	$505,331,191
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	526,244,604	527,596,823
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,742,690	30,795,117
Accounts Payable and Accrued Expenses	7,733,459	8,866,529
Advance Rental Payments and Security Deposits	12,425,818	12,288,303
Total Liabilities	577,146,571	579,546,772
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 115,624 and 116,299 units outstanding in 2026 and 2025 respectively	(83,222,680)	(74,215,581)
Total Liabilities and Partners’ Capital	$493,923,891	$505,331,191

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Rental income	$24,183,592	$21,037,991	$48,140,056	$41,534,111
Laundry and sundry income	219,745	202,117	424,408	394,891
	24,403,337	21,240,108	48,564,464	41,929,002
Expenses
Administrative	896,512	667,913	2,285,818	1,289,179
Depreciation and amortization	8,101,809	4,474,748	16,067,020	8,379,730
Management fee	927,604	834,431	1,843,423	1,652,840
Operating	2,254,725	1,704,150	7,438,544	4,982,524
Renting	576,817	256,198	1,033,157	534,527
Repairs and maintenance	4,164,444	3,481,815	7,465,529	6,340,084
Taxes and insurance	3,441,047	2,757,280	6,894,413	5,453,097
	20,362,958	14,176,535	43,027,904	28,631,981
Income Before Other Income (Expense)	4,040,379	7,063,573	5,536,560	13,297,021
Other Income (Expense)
Interest income	105,259	737,413	221,393	1,728,487
Interest expense	(5,731,689)	(4,136,156)	(11,444,016)	(7,927,588)
Income from investments in unconsolidated joint ventures	426,744	485,051	770,046	847,679
(Loss) on Sale of Real Estate	—	—	(150,963)	—
	(5,199,686)	(2,913,692)	(10,603,540)	(5,351,422)
Net (Loss) Income	$(1,159,307)	$4,149,881	$(5,066,980)	$7,945,599

Net (Loss) Income per Unit	$(9.99)	$35.59	$(43.63)	$68.12
Weighted Average Number of Units Outstanding	116,017	116,608	116,134	116,641

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (Loss) Income	$(1,159,307)	$4,149,881	$(5,066,980)	$7,945,599
Net unrealized gain (loss) on derivative instruments for interest rate swaps	58,364	(64,024)	83,070	(193,914)
Comprehensive (Loss) income	$(1,100,943)	$4,085,857	$(4,983,910)	$7,751,685

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	(11,910,628)	(626,877)	408,962	$(62,433,903)
Distribution to Partners	—	—	—	—		—	(11,199,922)	(2,659,981)	(139,999)	—	(13,999,902)
Stock Buyback	—	—	—	—	125	(125)	(233,167)	(55,080)	(2,971)	—	(291,218)
Net Income	—	—	—	—	—	—	6,356,479	1,509,664	79,456	—	7,945,599
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—		—	—	—	—	(193,914)	(193,914)
Balance June 30 , 2025	144,180	34,243	1,802	180,225	63,674	116,551	$(55,381,970)	$(13,116,025)	$(690,391)	215,048	$(68,973,338)
										—
Balance January 1, 2026	144,180	34,243	1,802	180,225	63,926	116,299	$(59,572,858)	(14,110,721)	(742,744)	210,740	(74,215,581)
Distribution to Partners	—	—	—	—	—	—	(2,225,953)	(528,664)	(27,824)	—	(2,782,441)
Stock Buyback	—	—	—	—	675	(675)	(992,871)	(235,483)	(12,394)	—	(1,240,748)
Net (Loss)	—	—	—	—	—	—	(4,053,584)	(962,726)	(50,670)	—	(5,066,980)
Net unrealized gain on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	83,070	83,070
Balance June 30, 2026	144,180	34,243	1,802	180,225	64,601	115,624	$(66,845,266)	(15,837,594)	(833,632)	293,810	(83,222,680)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (Loss) Income	$(5,066,980)	$7,945,599
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,067,020	8,379,730
Amortization of deferred finance costs	278,027	211,434
(Income) from investments in joint ventures	(770,046)	(847,679)
Loss on sale of real estate	150,963	—
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	50,000	62,500
(Increase) in rents receivable	(412,440)	(74,947)
(Decrease) in accounts payable and accrued expense	(1,114,254)	(1,462,963)
(Increase) Decrease in real estate tax escrow	(226,938)	63,807
(Increase) Decrease in prepaid expenses and other assets	(1,523,072)	1,510,783
Increase in advance rental payments and security deposits	137,515	2,220,108
Total Adjustments	12,636,775	10,062,773
Net cash provided by operating activities	7,569,795	18,008,372
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	670,000	775,000
Investment in U.S. Treasury bills	—	(31,060,131)
Proceeds from U.S. Treasury bills	—	113,708,456
Developing of rental property and other related costs	—	(10,247,195)
Purchase of rental property	—	(108,885,341)
Improvement of rental properties	(6,944,345)	(5,210,753)
Net proceeds from the sale of real estate	2,438,747	—
Net cash (used in) investing activities	(3,835,598)	(40,919,964)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,630,247)	(20,482,614)
Proceeds from Mortgage Notes Payable	—	56,746,890
Stock buyback	(1,240,748)	(291,218)
Distributions to partners	(2,782,441)	(13,999,902)
Net cash provided by (used in) financing activities	(5,653,436)	21,973,156
Net (Decrease) in Cash and Cash Equivalents	(1,919,239)	(938,436)
Cash and Cash Equivalents, at beginning of period	26,668,978	17,615,940
Cash and Cash Equivalents, at end of period	$24,749,739	$16,677,504

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $278,000 and $211,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive gain of approximately $83,000 and a comprehensive loss of approximately $194,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2026 or 2025. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2026, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates, respectively, from 0.35% to 2.8%. At June 30, 2026 and December 31, 2025, respectively, approximately $27,415,000, and $26,200,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $199,000 and $160,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2026 there was no interest capitalized. For the six months ended June 30, 2025, there was capitalized interest of approximately $360,000.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender, and it is determined that refinancing is substantially different, then they are recorded as extinguishement of debt. However, if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancings qualify as extinguishment of debt.

Reclassification: Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2026, the Partnership and its Subsidiary Partnerships owned 3,411 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2026, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2026 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

On June 18, 2025, the Partnership, through its subsidiaries, purchased a mixed-use property comprising 396 residential units and 3 commercial units in Belmont, Massachusetts for $172,000,000. Closing costs were approximately $218,000. Additionally, the Partnership, through its subsidiaries, purchased two commercial properties for $3,000,000 in Belmont, Massachusetts. The property acquisitions were financed through proceeds from the sale of U.S. Treasury bills, additional borrowings on the Master Credit Facility of $40,000,000, and proceeds of an interim mortgage loan of $67,500,000. From the purchase price, the Partnership allocated approximately $4,714,000 for in-place leases, approximately $305,000 to the value of tenant relationships and $1,165,000 to the value of below-market leases. These amounts are being amortized over 12 and 36 months respectively. The loan was refinanced on December 30, 2025. The refinanced loan for $67,656,000 is interest only at a rate of 5.19% and a maturity date of December 30, 2035.

On January 28, 2026, the Partnership sold the two commercial office buildings for the sales price of approximately $2,600,000, with closing costs of approximately $142,000, incurring an additional loss of approximately $151,000.

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B to include 17 affordable units on the Mill Street Development site. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project. The Partnership demolished the existing building structures in order to start construction in 2024. The property was placed in service on January 1, 2026. Total investment was approximately $35 million. On December 23, 2025, the Partnership closed a $17,500,000 loan with Brookline Bank at an interest rate of 5.68% interest only, with a two year term.

Rental properties consist of the following:

	June 30, 2026	December 31, 2025	Useful Life
Land, improvements and parking lots	$147,274,598	$143,883,155	15	-	40	years
Buildings and improvements	408,307,287	386,494,391	15	-	40	years
Construction in Progress	4,423,045	37,705,285		N/A
Kitchen cabinets	25,164,734	22,554,829	5	-	10	years
Carpets	22,646,500	19,665,364	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	144,608	129,450	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	27,626,582	23,450,788	5	-	30	years
Motor vehicles	217,080	203,009			5	years
Fences	158,029	147,000	5	-	15	years
Furniture and fixtures	20,899,877	18,293,250	5	-	7	years
Total fixed assets	660,338,209	656,002,390
Less: Accumulated depreciation	(208,192,194)	(194,614,338)
	$452,146,015	$461,388,052

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 2% on Linewt and 3% on Hill Estates. Total fees paid were approximately $1,843,000 and $1,653,000 for the six months ended June 30, 2026 and 2025, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2026 and 2025, approximately $559,000 and $417,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2026 expenses referred to above, approximately $75,000 consisted of repairs and maintenance and $160,000 for administrative expense. Approximately $324,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2026, the Hamilton Company received approximately $478,000 from the Investment Properties of which approximately $385,000 was the management fee, approximately $55,000 for construction, architectural services, and supervision of capital projects, approximately $28,000 for repairs and maintenance, and approximately $10,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties, and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,570,000 and $2,255,000 for the six months ended June 30, 2026 and 2025, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2026, the Partnership incurred $38,000 for the employer’s match portion to the plan. For the six months ended June 30, 2025, the Partnership incurred $32,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of 16 people. During the six months ended June 30, 2026 and 2025 the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $111,000 and $275,000 for the six months ended June 30, 2026 and 2025, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $10,000 and $6,000 for legal fees for the six months ended June 30, 2026 and 2025, respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,669,000, and $3,593,000 of security deposits are included in prepaid expenses and other assets at June 30, 2026 and December 31, 2025, respectively.

Also, included in prepaid expenses and other assets at June 30, 2026 and December 31, 2025 is approximately $2,450,000 and $2,158,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $260,000 and $2,692,000 net of accumulated amortization of approximately $6,308,000 and $3,876,000 at June 30, 2026, and at December 31, 2025, respectively.

Financing fees in association with the line of credit of approximately $105,000 and $142,000 are net of accumulated amortization of approximately $121,000 and $83,000 at June 30, 2026, and December 31, 2025, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2026 and December 31, 2025, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2,with interest rates ranging from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,148,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2026, the weighted average interest rate on the above mortgages was 4.2%. The effective rate of 4.3% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,156,000 and $3,434,000 are net of accumulated amortization of approximately $2,366,000 and $2,088,000 at June 30, 2026 and December 31, 2025, respectively, which offset the total mortgage notes payable.

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

On June 18, 2025, the Partnership entered into an interim loan agreement with KeyBank for $67,500,000 at a floating interest rate of the SOFR rate plus 150 basis points. Proceeds of the loan were used for the purchase of Hill Estates. The loan was refinanced on December 30, 2025. The refinanced loan for $67,656,000 is interest only at a rate of 5.19%, and a maturity date of December 30, 2035.

On July 10, 2025, the Partnership borrowed an additional $682,520 from Brookline Bank as an earnout in connection with the loan at Staples Plaza. The earnout tranche bears an interest rate of 5.97%, is coterminous with the original underlying loan, and amortizes on a 30-year schedule.

Approximate annual maturities at June 30, 2026 are as follows:

2027—current maturities	$6,605,000
2028	40,652,000
2029	58,337,000
2030	21,582,000
2031	862,000
Thereafter	401,363,000
529,401,000
Less: unamortized deferred financing costs	3,156,000
$526,245,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) of the difference between the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of June 30, 2026, the Partnership was in compliance with the financial covenants.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by percentages of the Partnership’s ownership interest in 29 of its Subsidiary Partnerships. Pledged interests are 49% of the Partnership’s ownership interest in the respective entities.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2026, amounts received for prepaid rents of approximately $4,750,000 are included in cash and cash equivalents, and security deposits of approximately $3,669,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,394,763, on March 31, 2026. On May 7, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,387,678 on June 30, 2026. Total distributions to date through June 30, 2026 total $2,782,441.

In 2025, the Partnership paid an aggregate distribution of $144.00 per Unit ($4.80 per Receipt) for a total payment of $16,793,527.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2026	2025
Net (Loss) Income per Depositary Receipt	$(1.45)	$2.27
Distributions per Depositary Receipt	$0.80	$4.00

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2026 are as follows:

Class A	51,681
Class B	12,274
General Partnership	646
64,601

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

From August 20, 2007 through June 30, 2026, the Partnership has repurchased 1,575,610 Depositary Receipts at an average price of $32.36 per receipt (or $970.80) per underlying Class A Unit), 4,737 Class B Units and 249 General Partnership Units, both at an average price of $1,317 per Unit, totaling approximately $58,152,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2026, the Partnership purchased a total of 16,201 Depositary Receipts. The average price was $61.29 per receipt, or $1,838.70 per unit. The cost including commission was approximately $993,000. The partnership was required to repurchase 128.3 Class B Units and 6.8 General Partnership units at a cost of $235,483 and $12,394, respectively.

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

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2026, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2026 as follows:

Commercial
Property Leases
2027	$3,591,782
2028	3,052,786
2029	2,398,421
2030	1,784,330
2031	1,606,449
Thereafter	6,729,599
$19,163,367

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $556,000 and $466,000 for the six months ended June 30, 2026 and 2025 respectively. Trader Joe’s and Blue Pearl, a tenant at 653 Worcester Road, Framingham, Massachusetts, are approximately 35% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2027	$691,960	39,405	30	17%
2028	555,645	15,016	10	14%
2029	488,181	12,433	8	12%
2030	541,212	18,405	8	13%
2031	72,900	1,800	1	2%
2032	27,874	724	1	1%
2033	110,600	1,106	1	3%
2034	533,784	20,897	2	13%
2035	—	—	—	—%
2036	459,743	15,400	1	11%
Thereafter	543,503	12,401	3	14%
Totals	$4,025,402	137,587	65	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $777,000 and $879,000 at June 30, 2026 and December 31, 2025. Included in rents receivable at June 30, 2026 is approximately $22,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2026 and 2025, cash paid for interest was approximately $10,893,000, and $7,323,000, respectively. Cash paid for state income taxes was approximately $47,000 and $127,000 during the six months ended June 30, 2026 and 2025, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $2,309,000. Interest capitalized amounted to approximately $360,000 for the six months ended June 30, 2025. There was no interest expense capitalized for the six months ended June 30, 2026.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2026 and December 31, 2025, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2026 and December 31, 2025 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2026 and December 31, 2025 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At June 30, 2026 and at December 31, 2025, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	June 30, 2026		Dec 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	24,749,739	24,749,739	26,668,978	26,668,978
Total Assets	24,749,739	24,749,739	26,668,978	26,668,978

Liabilities
Mortgage payable *
- Partnership properties	526,244,604	481,756,903	527,596,824	488,368,589
- Investment properties	174,132,800	167,622,032	174,200,747	169,130,067
Total Liabilities	700,377,404	649,378,935	701,797,571	657,498,656

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2026 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates approximately $57,000 will be reclassified as a decrease to interest expense.

As of June 30, 2026, the Partnership had one interest rate swap outstanding with a notional amount of approximately $294,000 designated as cash flow hedges of interest rate risk. As of June 30, 2026, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

	Fair Value
Asset Derivatives designated	June 30,	December 31,
as hedging instruments	2026	2025	Balance sheet location
Interest rate swaps	$293,810	$210,740	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended June 30, 2026 and 2025.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended June 30,	2026	2025		2026	2025		2026	2025

Interest rate swaps	$58,364	$(64,024)	Interest expense	$—	$—	Interest and other investment income (loss)	$(5,731,689)	$(4,136,156)

Six Months Ended June 30,

Interest rate swaps	$83,070	$(193,914)	Interest expense	$—	$—	Interest and other investment income (loss)	$(11,444,016)	$(7,927,588)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2026, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2022 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At June 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $125,000,000.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.610% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12,

2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2026, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2026, the balance of this mortgage before unamortized deferred financing costs is approximately $7,865,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,700,858	$2,577,382	$3,699,439	$66,867	$3,782,504	$12,731,811	$67,822,407	$96,381,268
Cash & Cash Equivalents	1,531,128	83,862	42,503	15,268	814,202	650,913	8,740,725	11,878,601
Rent Receivable	117,151	51,233	12,081	3,582	19,369	42,082	182,606	428,104
Real Estate Tax Escrow	21,194	—	28,654	—	34,362	—	—	84,210
Prepaid Expenses & Other Assets	205,496	23,323	110,117	1,266	85,374	456,151	2,523,237	3,404,964
Total Assets	$7,575,827	$2,735,800	$3,892,794	$86,983	$4,735,811	$13,880,957	$79,268,975	$112,177,147
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,056,780	$—	$7,851,916	$—	$5,957,377	$23,390,587	$124,876,139	$174,132,799
Accounts Payable & Accrued Expense	126,432	2,000	71,556	2,174	57,156	227,112	782,374	1,268,804
Advance Rental Pmts & Security Deposits	466,024	—	364,819	9,027	161,802	556,329	3,964,060	5,522,061
Total Liabilities	12,649,236	2,000	8,288,291	11,201	6,176,335	24,174,028	129,622,573	180,923,664
Partners’ Capital	(5,073,409)	2,733,800	(4,395,497)	75,782	(1,440,524)	(10,293,071)	(50,353,598)	(68,746,517)
Total Liabilities and Capital	$7,575,827	$2,735,800	$3,892,794	$86,983	$4,735,811	$13,880,957	$79,268,975	$112,177,147
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,366,900	$—	$37,891	$—	$—	$—	1,404,791
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(2,536,705)	$—	$(2,197,749)	$—	$(720,262)	$(5,146,536)	$(20,141,439)	(30,742,690)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,337,899)
Total units/condominiums
Apartments	49	—	40	—	42	148	409	688
Commercial	1	1	—	1	—	—	—	3
Total	50	1	40	1	42	148	409	691

Financial information for the six months ended June 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,015,970	$121,806	$913,479	$55,879	$767,885	$2,177,942	$9,153,462	$14,206,423
Laundry and Sundry Income	7,504	—	23	—	—	28,387	95,928	131,842
	1,023,474	121,806	913,502	55,879	767,885	2,206,329	9,249,390	14,338,265
Expenses
Administrative	12,996	12,293	22,389	2,522	9,245	42,860	112,685	214,990
Depreciation and Amortization	230,879	5,440	176,692	1,632	176,974	617,299	1,873,807	3,082,723
Management Fees	42,564	5,158	37,912	2,164	30,334	85,388	180,987	384,507
Operating	145,019	—	80,969	224	114,903	333,988	863,355	1,538,458
Renting	21,523	—	17,863	65	9,170	48,648	56,309	153,578
Repairs and Maintenance	104,914	1,000	53,258	—	80,501	379,416	716,665	1,335,754
Taxes and Insurance	154,400	41,539	100,426	11,159	95,288	286,391	1,398,375	2,087,578
	712,295	65,430	489,509	17,766	516,415	1,793,990	5,202,183	8,797,588
Income Before Other Income	311,179	56,376	423,993	38,113	251,470	412,339	4,047,207	5,540,677
Other Income (Loss)
Interest Expense	(354,518)	—	(158,192)	—	(116,666)	(658,942)	(2,526,062)	(3,814,380)
Interest Income	20,450	495	2,846	256	7,910	9,645	95,527	137,129
	(334,068)	495	(155,346)	256	(108,756)	(649,297)	(2,430,535)	(3,677,251)
Net (Loss) Income	$(22,889)	$56,871	$268,647	$38,369	$142,714	$(236,958)	$1,616,674	$1,863,426
Net (Loss) Income —NERA 50%	$(11,445)	$28,435	$134,323	$19,185	$71,357	$(118,478)		123,376
Net Income —NERA 40%							$646,670	646,670
								$770,046

Financial information for the three months ended June 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$509,505	$61,335	$451,465	$28,745	$407,634	$1,108,211	$4,580,809	$7,147,704
Laundry and Sundry Income	3,798	—	23	—	—	15,171	53,849	72,841
	513,303	61,335	451,488	28,745	407,634	1,123,382	4,634,658	7,220,545
Expenses
Administrative	9,194	8,088	13,139	1,496	5,579	21,146	57,850	116,492
Depreciation and Amortization	115,298	2,720	88,388	816	88,789	309,851	939,187	1,545,049
Management Fees	21,435	2,579	19,066	1,114	16,094	42,972	90,140	193,400
Operating	60,717	—	26,655	159	33,977	152,085	346,989	620,582
Renting	18,448	—	16,833	32	6,270	39,825	29,574	110,982
Repairs and Maintenance	61,437	1,000	27,519	—	37,245	193,159	404,983	725,343
Taxes and Insurance	76,783	20,791	50,207	5,425	48,014	155,333	700,350	1,056,903
	363,312	35,178	241,807	9,042	235,968	914,371	2,569,073	4,368,751
Income Before Other Income	149,991	26,157	209,681	19,703	171,666	209,011	2,065,585	2,851,794
Other Income (Loss)
Interest Expense	(177,581)	—	(78,153)	—	(58,342)	(329,740)	(1,259,376)	(1,903,192)
Interest Income	10,297	200	1,553	150	4,326	5,250	55,443	77,219
	(167,284)	200	(76,600)	150	(54,016)	(324,490)	(1,203,933)	(1,825,973)
Net Income (Loss)	$(17,293)	$26,357	$133,081	$19,853	$117,650	$(115,479)	$861,652	$1,025,821
Net Income (Loss)—NERA 50%	$(8,646)	$13,179	$66,540	$9,926	$58,824	$(57,739)		82,084
Net Income —NERA 40%							$344,660	344,660
								$426,744

Future annual mortgage maturities at June 30, 2026 are as follows:

At June 30, 2026, the weighted average interest rate on the above mortgages was 4.3%. The effective rate was 4.4% including the amortization expense of deferred financing costs

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2027	$—	264,211	$—	$	$—	$264,211
6/30/2028	—	274,619	—	—	125,000,000	125,274,619
6/30/2029	—	7,326,403	—	—	—	7,326,403
6/30/2030	—	—	—	—	—	—
6/30/2031	—	—	—	—	—	—
Thereafter	12,214,000	—	6,000,000	23,589,000	—	41,803,000
	12,214,000	7,865,233	6,000,000	23,589,000	125,000,000	174,668,233
Less: unamortized deferred financing costs	(157,220)	(13,317)	(42,623)	(198,413)	(123,861)	(535,434)
	$12,056,780	$7,851,916	$5,957,377	$23,390,587	$124,876,139	$174,132,799

Summary financial information at June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,065,184	$2,579,456	$4,010,711	$70,131	$3,847,684	$13,180,990	$69,605,017	$98,359,173
Cash & Cash Equivalents	1,364,311	67,004	65,073	14,483	479,150	588,855	5,210,740	7,789,616
Rent Receivable	197,025	65,560	15,696	—	3,888	36,070	149,279	467,518
Real Estate Tax Escrow	68,876	—	43,268	—	32,079	—	—	144,223
Prepaid Expenses & Other Assets	306,479	29,207	61,802	7	54,603	299,310	2,941,014	3,692,422
Total Assets	$7,001,875	$2,741,227	$4,196,550	$84,621	$4,417,404	$14,105,225	$77,906,050	$110,452,952
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,996,553	$—	$8,099,455	$—	$5,949,194	$23,366,292	$124,811,515	$172,223,009
Accounts Payable & Accrued Expense	282,111	6,311	64,117	1,977	55,030	240,187	793,185	1,442,918
Advance Rental Pmts& Security Deposits	369,428	—	258,189	—	179,124	483,952	4,055,646	5,346,339
Total Liabilities	10,648,092	6,311	8,421,761	1,977	6,183,348	24,090,431	129,660,346	179,012,266
Partners’ Capital	(3,646,217)	2,734,916	(4,225,211)	82,644	(1,765,944)	(9,985,206)	(51,754,296)	(68,559,314)
Total Liabilities and Capital	$7,001,875	$2,741,227	$4,196,550	$84,621	4,417,404	$14,105,225	$77,906,050	$110,452,952
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,367,458	$—	$41,322	$	$	$	$1,408,780
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,823,109)	$—	$(2,112,606)	$—	$(882,972)	$(4,992,603)	$(20,701,718)	(30,513,007)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,104,227)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the six months ended June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$998,349	$120,942	$960,298	$49,835	$743,084	$2,176,046	$8,932,174	$13,980,728
Laundry and Sundry Income	5,091	—	—	—	—	29,211	93,984	128,286
	1,003,440	120,942	960,298	49,835	743,084	2,205,257	9,026,158	14,109,014
Expenses
Administrative	15,191	2,011	21,560	2,876	16,369	48,363	143,595	249,965
Depreciation and Amortization	231,944	5,855	174,660	1,632	170,946	573,175	1,823,872	2,982,084
Management Fees	39,691	5,058	36,692	2,060	29,578	86,031	186,390	385,500
Operating	172,413	—	67,248	59	80,485	290,502	734,048	1,344,755
Renting	10,217	—	36,277	68	9,267	54,477	47,216	157,522
Repairs and Maintenance	84,844	—	68,790	—	61,422	295,861	737,244	1,248,161
Taxes and Insurance	148,755	34,773	95,999	9,737	80,492	240,454	1,429,725	2,039,935
	703,055	47,697	501,226	16,432	448,559	1,588,863	5,102,090	8,407,922
Income Before Other Income	300,385	73,245	459,072	33,403	294,525	616,394	3,924,068	5,701,092
Other Income (Loss)
Interest Expense	(344,358)	—	(164,862)	—	(117,222)	(660,946)	(2,539,706)	(3,827,094)
Interest Income	19,472	682	3,897	288	4,960	8,821	75,139	113,259
Other income (Expense)	—	—		—	—			—
	(324,886)	682	(160,965)	288	(112,262)	(652,125)	(2,464,567)	(3,713,835)
Net Income (Loss)	$(24,501)	$73,927	$298,107	$33,691	$182,263	$(35,731)	$1,459,501	$1,987,257
Net Income (Loss)—NERA 50%	$(12,250)	$36,964	$149,053	$16,845	$91,132	$(17,866)		263,878
Net Income —NERA 40%							$583,801	583,801
								$847,679

Financial information for the three months ended June 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$493,808	$60,471	$457,180	$24,918	$375,471	$1,070,467	$4,484,108	$6,966,423
Laundry and Sundry Income	2,734	—	—	—	—	14,146	53,836	70,716
	496,542	60,471	457,180	24,918	375,471	1,084,613	4,537,944	7,037,139
Expenses
Administrative	6,235	1,005	7,594	2,050	5,014	8,170	57,263	87,331
Depreciation and Amortization	116,036	2,928	87,631	816	86,129	287,273	918,654	1,499,467
Management Fees	19,403	2,529	17,629	1,030	15,298	43,065	93,045	191,999
Operating	74,151	—	28,420	59	23,121	102,489	294,692	522,932
Renting	9,998	—	5,537	48	3,801	22,273	22,669	64,326
Repairs and Maintenance	42,911	—	33,958	—	38,645	149,182	395,626	660,322
Taxes and Insurance	74,563	17,423	47,993	5,024	40,525	120,874	713,322	1,019,724
	343,297	23,885	228,762	9,027	212,533	733,326	2,495,271	4,046,101
Income Before Other Income	153,245	36,586	228,418	15,891	162,938	351,287	2,042,673	2,991,038
Other Income (Loss)
Interest Expense	(173,048)	—	(82,376)	—	(58,927)	(332,246)	(1,273,633)	(1,920,230)
Interest Income	9,620	341	1,867	133	2,775	3,693	43,337	61,766
	(163,428)	341	(80,509)	133	(56,152)	(328,553)	(1,230,296)	(1,858,464)
Net Income (Loss)	$(10,183)	$36,927	$147,909	$16,024	$106,786	$22,734	$812,377	$1,132,574
Net Income (Loss)—NERA 50%	$(5,092)	$18,464	$73,955	$8,012	$53,393	$11,368		160,100
Net Income —NERA 40%							$324,952	324,952
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2026 was $38,000.

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

NOTE 19. SUBSEQUENT EVENTS

On July 31, 2026, the Partnership paid down the outstanding loan balance of Hamilton Battlegreen of approximately $3.4 million. The Partnership is currently in the process of refinancing the loan.

On August 6, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2026.

From July 1, 2026 through August 6, 2026, the Partnership has purchased 724 Depository Receipts.

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

The vacancy rate for the Partnership’s residential properties as of August 1, 2026 was 2.7% as compared with a vacancy rate of 2.4% as of August 1, 2025. The vacancy rate for the Joint Venture properties as of August 1, 2026 was 3.9%, as compared to 1.9% for the same period last year. The Boston area rental market is currently experiencing elevated vacancy rates, and NERA has responded aggressively to keep vacancy below the Boston area’s current availability rates.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the second quarter of 2026, rents increased an average of 2.9% for renewals and decreased an average of 1.2% for new leases. For the balance of 2026, management expects a rental market with slowing rent growth.

For the second quarter of 2026, consolidated revenue, excluding Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed property), increased by 0.3%, operating expenses increased by 9.8%, and Income before Other Income (Expense) decreased by 17.3%, as compared to the second quarter of 2025.

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a new $25,000,000 revolving line of credit. The term of the line is for three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) between the difference of the maximum availability and the outstanding principal of the line of credit. This fee will be waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. As of June 30, 2026, the Partnership was in compliance with the financial covenants.

From the start of the Stock Repurchase Program in 2007 through June 30, 2026, the Partnership has purchased 1,575,610 Depositary Receipts. During the six months ended June 30, 2026, the Partnership purchased a total of 16,201 Depositary Receipts.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2026, tenant renewals were approximately 75% with an average rental increase of approximately 3.4%, new leases accounted for approximately 25% with a rental rate decrease of approximately 3.1%. During the six months ended June 30, 2026, leasing commissions were approximately $741,000 compared to approximately $316,000 for the six months ended June 30, 2025, an increase of approximately $425,000 (134.5%). Tenant concessions were approximately $42,000 for the six months ended June 30, 2026, compared to approximately $30,000 for the six months ended June 30, 2025, an increase of approximately $12,000 (40.0%). Tenant improvements were approximately $2,558,000 for the six months ended June 30, 2026, compared to approximately $1,779,000 for the six months ended June 30, 2025, an increase of approximately $779,000 (43.8%).

Hamilton accounted for approximately 1.0% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2026 and 1.2% during the six months ended June 30, 2025. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $97,000 (20.1%) and approximately $41,000 (100%) of the legal services paid for by the Partnership during the six months ended June 30, 2026 and 2025, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2026, Hamilton provided the Partnership approximately $324,000 in construction and architectural services, compared to approximately $225,000 for the six months ended June 30, 2025.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2026 and 2025, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 and June 30, 2025

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $4,040,000 during the three months ended June 30, 2026, compared to approximately $7,063,000 for the three months ended June 30, 2025, a decrease of approximately $3,023,000 (42.8%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2026	August 1, 2025
Residential
Units	3,430	3,358
Vacancies	92	79
Vacancy rate	2.68%	2.35%
Commercial
Total square feet	140,991	159,266
Vacancy	12,015	7,390
Vacancy rate	8.52%	4.64%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2026		2025
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$24,184	$24,184	$21,038	$21,038
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$317	$317	$283	$283

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Dollar	Percent
	2026	2025	Change	Change
Revenues
Rental income	$24,183,592	$21,037,991	$3,145,601	15.0%
Laundry and sundry income	219,745	202,117	17,628	8.7%
	24,403,337	21,240,108	3,163,229	14.9%
Expenses
Administrative	896,512	667,913	228,599	34.2%
Depreciation and amortization	8,101,809	4,474,748	3,627,061	81.1%
Management fee	927,604	834,431	93,173	11.2%
Operating	2,254,725	1,704,150	550,575	32.3%
Renting	576,817	256,198	320,619	125.1%
Repairs and maintenance	4,164,444	3,481,815	682,629	19.6%
Taxes and insurance	3,441,047	2,757,280	683,767	24.8%
	20,362,958	14,176,535	6,186,423	43.6%
Income Before Other Income (Expense)	4,040,379	7,063,573	(3,023,194)	(42.8%)
Other Income (Expense)
Interest income	105,259	737,413	(632,154)	(85.7%)
Interest expense	(5,731,689)	(4,136,156)	(1,595,533)	38.6%
Income from investments in unconsolidated joint ventures	426,744	485,051	(58,307)	(12.0%)
	(5,199,686)	(2,913,692)	(2,285,994)	78.5%
Net (Loss) Income	$(1,159,307)	$4,149,881	$(5,309,188)	(127.9%)

Rental income for the three months ended June 30, 2026 was approximately $24,184,000, compared to approximately $21,038,000 for the three months ended June 30, 2025, an increase of approximately $3,146,000 (15.0%). Excluding net rental income from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed), of approximately $3,086,000, net rental income increased approximately $60,000 (0.3%). The Partnership properties with the largest increases in rental income include Hamilton Oaks, Clovelly Apartments, and WCB Associates, with increases of $75,000, $57,000, and $54,000, respectively, partially offset by decreases at 62 Boylston, and Mill Street Gardens of approximately $63,000 and $62,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2026 were approximately $20,363,000 compared to approximately $14,177,000 for the three months ended June 30, 2025, an increase of approximately $6.186,000 (43.6%). Excluding expenses from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed) properties of approximately $4,861,000, operating expenses were approximately $14,801,000, an increase of approximately $1,325,000 (9.8%). The factors contributing to the increase are an increase in operating expenses of approximately $357,000 (21.5%), which included an increase in snow removal of approximately $184,000 (490.1%) and an increase in utility expenses of approximately $81,000 (6.5%), an increase in repairs and maintenance expenses of approximately $310,000 ( 9.0%), which include an increase in plumbing expenses of approximately $176,000 (72.1%) and an increase in HVAC repairs of approximately $88,000 (95.9%), and an increase in taxes and insurance of approximately $188,000 (7.0%). Depreciation and amortization expense increased approximately $3,627,000 (81.1%) of which approximately $3,495,000 of the expenses are associated with the recently purchased properties.

Interest expense for the three months ended June 30, 2026 was approximately $5,732,000 compared to approximately $4,136,000 for the three months ended June 30, 2025, an increase of approximately $1,596,000 (38.6%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility, the mortgages incurred upon the acquisition of Hill Estates, and the newly constructed property at Mill Street Heights.

Interest and dividend income for the three months ended June 30, 2026 was approximately $105,000 compared to approximately $737,000 for the three months ended June 30, 2025, a decrease of approximately $632,000 (85.7%). The decrease in the interest income was due to the use of the Investment in U.S. Treasury bills to acquire the Hill Estates property in June of 2025.

At June 30, 2026, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $427,000 for the three months ended June 30, 2026, compared to net income of approximately $485,000 for the three months ended June 30, 2025. Included in the income for the three months ended June 30, 2026 is depreciation and amortization expense of approximately $679,000.

As a result of the changes discussed above, there was a net loss for the three months ended June 30, 2026 of approximately $1,159,000 compared to net income of approximately $4,150,000 for the three months ended June 30, 2025, a decrease in income of approximately $5,309,000 (127.9%).

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Change	Change
Revenues
Rental income	$48,140,056	$41,534,111	$6,605,945	15.9%
Laundry and sundry income	424,408	394,891	29,517	7.5%
	48,564,464	41,929,002	6,635,462	15.8%
Expenses
Administrative	2,285,818	1,289,179	996,639	77.3%
Depreciation and amortization	16,067,020	8,379,730	7,687,290	91.7%
Management fee	1,843,423	1,652,840	190,583	11.5%
Operating	7,438,544	4,982,524	2,456,020	49.3%
Renting	1,033,157	534,527	498,630	93.3%
Repairs and maintenance	7,465,529	6,340,084	1,125,445	17.8%
Taxes and insurance	6,894,413	5,453,097	1,441,316	26.4%
	43,027,904	28,631,981	14,395,923	50.3%
Income Before Other Income ( Expense)	5,536,560	13,297,021	(7,760,461)	(58.4)%
Other Income (Expense)
Interest income	221,393	1,728,487	(1,507,094)	(87.2%)
Interest (expense)	(11,444,016)	(7,927,588)	(3,516,428)	44.4%
Income from investments in unconsolidated joint ventures	770,046	847,679	(77,633)	(9.2%)
(Loss) on Sale of Real Estate	(150,963)	—	(150,963)
	(10,603,540)	(5,351,422)	(5,252,118)	98.1%
Net ( Loss) Income	$(5,066,980)	$7,945,599	$(13,012,579)	(163.8%)

Rental income for the six months ended June 30, 2026 was approximately $48,140,000, compared to approximately $41,534,000 for the six months ended June 30, 2025, an increase of approximately $6,606,000 (15.9%). Excluding net rental income from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed), of approximately $6,171,000, net rental income increased approximately $435,000 (1.1%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include 62 Boylston, Hamilton Oaks, WCB Associates, and River Drive, with increases of $182,000, $147,000, $121,000, and $81,000 respectively, partially offset by decreases at Commonwealth 1144 and Mill Street Gardens, of approximately $189,000 and $59,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2026 were approximately $43,028,000 compared to approximately $28.632,000 for the six months ended June 30, 2025, an increase of approximately $14,396,000 (50.3%), Excluding operating costs for the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed) properties of approximately $10,568,000, net operating expenses increased approximately $3,828,000 (13.7%). The factors contributing to the increase are an increase in operating expenses of approximately $1,656,000, which include an increase in snow removal costs of approximately $1,054,000, (107.6%) and an increase in utility expenses of approximately $444,000 (13.8%), an increase in administrative expenses of approximately $872,000 (68.3%), including an increase in legal costs related to a tenant complaint ($200,000) and public policy contributions related to a residential housing regulatory matter in the Greater Boston area ($420,000), and an increase in repairs and maintenance expense of approximately $462,000 (7.4%). Depreciation and amortization expense increased approximately $7,687,000 (91.7%) of which approximately $7,439,000 of the expenses are associated with the recently purchased properties.

Interest expense for the six months ended June 30, 2026 was approximately $11,444,000 compared to approximately $7,928,000 for the six months ended June 30, 2025, an increase of approximately $3,516,000 (44.4%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility, the mortgages incurred upon the acquisition of Hill

Estates, the additional loan for Hill Estates of approximately $68,000,000, and the newly constructed property at Mill Street Heights of approximately $17,500,000.

Interest and dividend income for the six months ended June 30, 2026 was approximately $221,000 compared to approximately $1,728,000 for the six months ended June 30, 2025, a decrease of approximately $1,507,000 (87.2%). The decrease in the interest income is due to the use of Investment in U.S. Treasury bills to acquire the Hill Estates property in June of 2025.

At June 30, 2026, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $770,000 for the six months ended June 30, 2026, compared to net income of approximately $847,000 for the six months ended June 30, 2025, a decrease in income of approximately $77,000 (9.2%). Included in the income for the six months ended June 30, 2026 is depreciation and amortization expense of approximately $1,354,000.

As a result of the changes discussed above, the net loss for the six months ended June 30, 2026 was approximately $5,067,000 compared to income of approximately $7,945,000 for the six months ended June 30, 2025, a decrease in net income of approximately $13,012,000 (163.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2026 was the collection of rents. The Partnership’s principal source of cash during the first six months of 2025 was the proceeds from the increase in mortgage notes payable, the liquidation of U.S Treasury bills, and the collection of rents.

The Partnership’s principal use of cash during the first six months of 2026 was improvements to rental properties, mortgage principal payments, the repurchase of depositary receipts, and distributions to partners. The Partnership’s principal use of cash during the first six months of 2025 was the purchase of a new property, construction of the Mill Street Development property, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners.

The majority of cash and cash equivalents of $24,749,739 at June 30, 2026 and $26,668,978 at December 31, 2025 was held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $1,919,239 for the six months ended June 30, 2026 is summarized as follows:

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$7,569,795	$18,008,372
Cash (used in) investing activities	(3,835,598)	(40,919,964)
Proceeds from mortgage notes payable	—	56,746,890
Principal payments of mortgage notes payable	(1,630,247)	(20,482,614)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,240,748)	(291,218)
Distributions paid	(2,782,441)	(13,999,902)
Net (decrease) in cash and cash equivalents	$(1,919,239)	$(938,436)

The cash provided by operating activities is approximately $7,570,000. The cash used in investing activities is primarily for the improvement of rental properties, offset by the sale of two commercial properties. The cash used in financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2026, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $6,944,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hill Estates, Hamilton Green, 62 Boylston, Hamilton Oaks, and Hamilton Battlegreen, at a cost of approximately $2,282,000, $937,000, $739,000, $457,000, and $404,000, respectively.

During the six months ended June 30, 2026, the Partnership received distributions of approximately $720,000 from the investment properties. For the six months ended June 30, 2025, the Partnership received $838,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $200,000 and $400,000, and 345 Franklin of approximately $245,000 and $200,000, respectively, for the six months ended June 30, 2026 and 2025.

In August 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2026. In May 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2026. In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026.

The Partnership anticipates that cash from operations, proceeds from loan refinancings, and availability under the line of credit should be sufficient to fund its current operations, pay distributions, and make required debt payments.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2026, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As of June 30, 2026, our proportionate share of the non-recourse debt related to these investments was approximately $74,834,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2026, we are subject to debt obligations as described in the table below.

		Payments due by period

	2026	2027	2028	2029	2030	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$6,605,076	40,652,038	58,336,946	21,581,796	862,348	401,362,106	$529,400,310
Total Contractual Obligations	$6,605,076	$40,652,038	$58,336,946	$21,581,796	$862,348	$401,362,106	$529,400,310

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 13, 2026 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.
●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.
●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.
●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.
●	Our actual costs to develop properties may exceed our budgeted costs.
●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.
●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.
●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.
●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.
●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.
●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.
●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.

●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.
●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.
●	Risk associated with the use of debt to fund acquisitions and developments.
●	Competition for acquisitions may result in increased prices for properties.
●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

●	Revenue associated with residential properties may be limited in the future if rent restriction proposals are adopted by the Commonwealth of Massachusetts. On August 6, 2025, a citizen’s petition was filed by a coalition of housing advocacy organizations with the Massachusetts’ State’s Attorney General, to put a ballot initiative in front of voters in November 2026. If approved, the petition would have limited annual rent increases in Massachusetts to cost of living increases, with a 5% annual cap. On June 23, 2026, the Massachusetts Supreme Judicial Court held that the petition was constitutionally barred from the November 2026 ballot because the exemption for facilities operated for solely religious purposes made religion a factor in the petition application. If a future ballot measure were to be passed by voters, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

●	On August 1, 2025, a new Massachusetts state law became effective that prohibits real estate professionals, such as brokers, from charging tenants broker fees for services primarily provided to the landlord. Tenants may still choose to hire and pay for their own broker who will represent their interests in securing rental housing. This change may result in an increase in our rental expense.

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

As of June 30, 2026, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $704,069,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including any outstanding draws under the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have no variable rate debt as of June 30, 2026. The increase or decrease in fair value of the Partnership’s fixed rate debt as of June 30, 2026 would be approximately $25,171,000 if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no other changes in the Management Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, the Management Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the second quarter of 2026:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
April 1-30, 2026	$60.98	304	438,632
May 1-31, 2026	$59.81	1,460	437,172
June 1-30, 2026	$60.92	12,784	424,388
Total		14,548

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

From August 20, 2007 through June 30, 2026, the Partnership has repurchased 1,575,610 Depositary Receipts at an average price of $32.36 per receipt (or $970.80) per underlying Class A Unit), 4,737 Class B Units and 249 General Partnership Units, both at an average price of $1,317 per Unit, totaling approximately $58,152,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2026, the Partnership purchased a total of 16,201 Depositary Receipts. The average price was $61.29 per receipt, or $1,838.70 per unit. The cost including commissions was approximately $993,000. The Partnership was required to repurchase 128.3 Class B Units and 6.8 General Partnership units at a cost of $235,483 and $12,394 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: August 7, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 7, 2026
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 7, 2026
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	August 7, 2026
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	August 7, 2026
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 7, 2026
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	August 7, 2026
Sally Michael

/s/ DAVID REIER	Director of the General Partner	August 7, 2026
David Reier