Form 10-Q
period 2026-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2026-11-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 92,379 of the registrant’s Class A units (2,771,358 Depositary Receipts) of limited partnership issued and outstanding and 21,940 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Rental Properties	$447,198,252	$458,779,526
Real Estate Assets Held for Sale	—	2,608,526
Cash and Cash Equivalents	22,579,265	26,668,978
Rents Receivable	1,819,729	1,428,053
Real Estate Tax Escrows	3,376,270	3,057,689
Prepaid Expenses and Other Assets	9,921,784	11,381,248
Investments in Unconsolidated Joint Ventures	1,412,236	1,407,171
Total Assets	$486,307,536	$505,331,191
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	522,186,323	527,596,823
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	30,759,051	30,795,117
Accounts Payable and Accrued Expenses	7,084,512	8,866,529
Advance Rental Payments and Security Deposits	11,681,753	12,288,303
Total Liabilities	571,711,639	579,546,772
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 115,517 and 116,299 units outstanding in 2026 and 2025 respectively	(85,404,103)	(74,215,581)
Total Liabilities and Partners’ Capital	$486,307,536	$505,331,191

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Rental income	$24,037,856	$23,491,296	$72,177,913	$65,025,406
Laundry and sundry income	202,850	195,375	627,258	590,267
	24,240,706	23,686,671	72,805,171	65,615,673
Expenses
Administrative	837,644	871,135	3,123,463	2,160,314
Depreciation and amortization	6,987,779	7,374,701	23,054,799	15,754,431
Management fee	942,883	908,425	2,786,306	2,561,266
Operating	2,038,313	1,601,327	9,476,858	6,583,851
Renting	840,855	488,217	1,872,012	1,022,744
Repairs and maintenance	4,560,052	4,587,034	12,025,580	10,927,118
Taxes and insurance	3,335,504	3,111,531	10,229,917	8,564,628
	19,543,030	18,942,370	62,568,935	47,574,352
Income Before Other Income (Expense)	4,697,676	4,744,301	10,236,236	18,041,321
Other Income (Expense)
Interest income	90,138	36,981	311,530	1,765,468
Interest expense	(5,742,070)	(5,449,905)	(17,186,086)	(13,377,493)
Income from investments in unconsolidated joint ventures	111,086	146,795	881,132	994,475
(loss) on sale of real estate	—	—	(150,963)	—
	(5,540,846)	(5,266,129)	(16,144,387)	(10,617,550)
Net (Loss) Income	$(843,170)	$(521,828)	$(5,908,151)	$7,423,771

Net (loss) Income per Unit	$(7.29)	$(4.48)	$(50.95)	$63.67
Weighted Average Number of Units Outstanding	115,582	116,520	115,950	116,600

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(843,170)	$(521,828)	$(5,908,151)	$7,423,771
Net unrealized income (loss) on derivative instruments for interest rate swaps	225,136	(26,311)	308,209	(220,225)
Comprehensive (Loss) income	$(618,034)	$(548,139)	$(5,599,942)	$7,203,546

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General	Accumulated
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Comprehensive Income	Total
Balance January 1, 2025	144,180	34,243	1,802	180,225	63,549	116,676	$(50,305,360)	(11,910,628)	(626,877)	408,962	$(62,433,903)
Distribution to Partners	—	—	—	—		—	(12,318,339)	(2,939,247)	(154,697)	—	(15,412,283)
Stock Buyback	—	—	—	—	181	(181)	(330,666)	(64,347)	(3,458)	—	(398,471)
Net Income	—	—	—	—		—	5,939,017	1,410,516	74,238	—	7,423,771
Net unrealized (loss) on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	(220,225)	(220,225)
Balance September 30 , 2025	144,180	34,243	1,802	180,225	63,730	116,495	$(57,015,348)	$(13,503,706)	$(710,794)	188,737	$(71,041,111)

Balance January 1, 2026	144,180	34,243	1,802	180,225	63,926	116,299	$(59,572,858)	(14,110,721)	(742,744)	210,740	(74,215,581)
Distribution to Partners	—	—	—	—	—	—	(3,335,269)	(792,127)	(41,691)	—	(4,169,087)
Stock Buyback	—	—	—	—	782	(782)	(1,136,137)	(269,188)	(14,168)	—	(1,419,493)
Net (Loss)	—	—	—	—	—	—	(4,726,521)	(1,122,549)	(59,082)	—	(5,908,151)
Net unrealized income on derivative instruments for interest rate swaps	—	—	—	—	—	—	—	—	—	308,209	308,209
Balance September 30, 2026	144,180	34,243	1,802	180,225	64,708	115,517	$(68,770,785)	(16,294,585)	(857,685)	518,949	(85,404,103)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net (Loss) Income	$(5,908,151)	$7,423,771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,054,799	15,754,431
Amortization of deferred finance costs	418,156	393,023
(Income) from investments in joint ventures	(881,132)	(994,475)
Loss on sale of real estate	150,963	—
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	70,000	62,500
(Increase) in rents receivable	(391,676)	(169,964)
(Decrease) in accounts payable and accrued expense	(1,763,199)	(2,032,286)
(Increase) in real estate tax escrow	(318,581)	(27,628)
(Increase) in prepaid expenses and other assets	(758,205)	(1,346,929)
(Decrease) Increase in advance rental payments and security deposits	(606,550)	1,293,058
Total Adjustments	18,974,575	12,931,730
Net cash provided by operating activities	13,066,424	20,355,501
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	770,000	775,000
Investment in U.S. Treasury bills	—	(31,060,131)
Proceeds from U.S. Treasury bills	—	116,027,967
Developing of rental property and other related costs	—	(12,475,634)
Purchase of rental property	—	(108,885,341)
Improvement of rental properties	(8,947,647)	(9,323,122)
Net proceeds from the sale of real estate	2,438,747	—
Net cash (used in) investing activities	(5,738,900)	(44,941,261)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(5,828,657)	(21,274,632)
Proceeds from Mortgage Notes Payable	—	57,429,410
Stock buyback	(1,419,493)	(398,471)
Distributions to partners	(4,169,087)	(15,412,282)
Net cash (used in) provided by financing activities	(11,417,237)	20,344,025
Net (Decrease) in Cash and Cash Equivalents	(4,089,713)	(4,241,735)
Cash and Cash Equivalents, at beginning of period	26,668,978	17,615,940
Cash and Cash Equivalents, at end of period	$22,579,265	$13,374,205

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $418,000 and $393,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale. NERA had a comprehensive gain of approximately $308,000 and a comprehensive loss of approximately $220,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2026 or 2025. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2026, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates, respectively, from 0.35% to 3.0%. At September 30, 2026 and December 31, 2025, respectively, approximately $23,903,000, and $26,200,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was approximately $297,000 and $243,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2026 there was no interest capitalized. For the nine months ended September 30, 2025, there was capitalized interest of approximately $617,000.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2026, the Partnership and its Subsidiary Partnerships owned 3,411 residential apartment units in 27 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2026, the Partnership and Subsidiary Partnerships owned two commercial shopping centers in Framingham, commercial buildings in Newton and Brookline, commercial space in mixed-use properties in Boston, Brockton, Belmont and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2026 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 15 for summary information on these investments.

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

In December, 2023, the Partnership received approval from MassHousing to construct a 72 unit apartment building in accordance with Chapter 40B of the Massachusetts General Laws to include 17 affordable units on the Mill Street Development site. In addition, Mill Street Development deposited $75,000 into escrow to comply with the 40B project requirement of a cost certification of total development costs upon completion of the project. The Partnership demolished the existing building structures in order to start construction in 2024. The property was placed in service on January 1, 2026. Total investment was approximately $35 million. On December 23, 2025, the Partnership closed a $17,500,000 loan with Brookline Bank at an interest rate of 5.68% interest only, with a two year term.

Rental properties consist of the following:

	September 30, 2026	December 31, 2025	Useful Life
Land, improvements and parking lots	$147,353,098	$143,883,155	15	-	40	years
Buildings and improvements	408,364,525	386,494,391	15	-	40	years
Construction in Progress	4,826,166	37,705,285		N/A
Kitchen cabinets	25,369,079	22,554,829	5	-	10	years
Carpets	23,186,842	19,665,364	5	-	10	years
Air conditioning	500,000	500,000	5	-	10	years
Laundry equipment	159,730	129,450	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	28,026,390	23,450,788	5	-	30	years
Motor vehicles	375,978	203,009			5	years
Fences	163,649	147,000	5	-	15	years
Furniture and fixtures	21,040,185	18,293,250	5	-	7	years
Total fixed assets *	662,341,511	656,002,390
Less: Accumulated depreciation	(215,143,259)	(194,614,338)
* Includes Real Estate Assets held for sale	$447,198,252	$461,388,052

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company, Inc. (the “Management Company”), an entity that is owned by the majority shareholders of NewReal, Inc., the general partner of the Partnership (the “General Partner”). The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 2% on Linewt and 3% on Hill Estates. Total fees paid were approximately $2,786,000 and $2,561,000 for the nine months ended September 30, 2026 and 2025, respectively.

The Partnership Agreement permits the General Partner or the Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2026 and 2025, approximately $765,000 and $1,422,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2026 expenses referred to above, approximately $126,000 consisted of repairs and maintenance and $253,000 for administrative expense, and approximately $26,000 for renting expenses. Approximately $360,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2026, the Hamilton Company received approximately $713,000 from the Investment Properties of which approximately $574,000 was the management fee, approximately $86,000 for construction, architectural services, and supervision of capital projects, approximately $37,000 for repairs and maintenance, and approximately $16,000 for legal expense. The management fee is equal to 4% of gross receipts of rental income on the majority of the investment properties, and 2% on Dexter Park.

The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,907,000 and $3,519,000 for the nine months ended September 30, 2026 and 2025, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2026, the Partnership incurred $57,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2025, the Partnership incurred $48,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of 15 people. During the nine months ended September 30, 2026 and 2025 the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

Sally Michael is a Director of New Real, Inc., and she is a Partner at Saul Ewing LLP. Saul Ewing billed the Partnership for legal fees totaling approximately $175,000 and $323,000 for the nine months ended September 30, 2026 and 2025, respectively. David Reier is a Director of New Real, Inc., who billed the Partnership approximately $12,000 and $7,400 for legal fees for the nine months ended September 30, 2026 and 2025, respectively.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,597,000, and $3,593,000 of security deposits are included in prepaid expenses and other assets at September 30, 2026 and December 31, 2025, respectively.

Also, included in prepaid expenses and other assets at September 30, 2026 and December 31, 2025 is approximately $2,602,000 and $2,158,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of rental properties are included in prepaid expenses and other assets. Intangible assets are approximately $251,000 and $2,692,000 net of accumulated amortization of approximately $6,317,000 and $3,876,000 at September 30, 2026, and at December 31, 2025, respectively.

Financing fees in association with the line of credit of approximately $86,000 and $142,000 are net of accumulated amortization of approximately $139,000 and $83,000 at September 30, 2026, and December 31, 2025, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2026 and December 31, 2025, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2,with interest rates ranging from 2.97% to 5.99%, payable in monthly installments aggregating approximately $2,121,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2026, the weighted average interest rate on the above mortgages was 4.2%. The effective rate of 4.3% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,016,000 and $3,434,000 are net of accumulated amortization of approximately $2,506,000 and $2,088,000 at September 30, 2026 and December 31, 2025, respectively, which offset the total mortgage notes payable.

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

Approximate annual maturities at September 30, 2026 are as follows:

2027—current maturities	$3,227,000
2028	69,808,000
2029	49,316,000
2030	839,000
2031	870,000
Thereafter	401,142,000
525,202,000
Less: unamortized deferred financing costs	3,016,000
$522,186,000

Line of Credit

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) of the difference between the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. The loan agreement requires annual testing of the loan-to-value (“LTV”) covenant as of December 31.The Partnership was in compliance with this covenant at the most recent annual testing date, December 31, 2025. The next annual testing date is December 31, 2026. The lender has confirmed that no breach of the LTV covenant has occurred. Accordingly, the Partnership believes it was in compliance with all applicable financial covenants under its loan agreements as of September 30, 2026.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2026, amounts received for prepaid rents of approximately $4,817,000 are included in cash and cash equivalents, and security deposits of approximately $3,597,000 are included in prepaid expenses and other assets and are restricted cash.

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

In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,394,763, on March 31, 2026. On May 7, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,387,678 on June 30, 2026. On August 6, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), for a total payment of $1,386,646 on September 30, 2026. Total distributions to date through September 30, 2026 total $4,169,087.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2026	2025
Net (Loss) Income per Depositary Receipt	$(1.70)	$2.12
Distributions per Depositary Receipt	$1.20	$4.40

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2026 are as follows:

Class A	51,767
Class B	12,294
General Partnership	647
64,708

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

From August 20, 2007 through September 30, 2026, the Partnership has repurchased 1,578,192 Depositary Receipts at an average price of $32.39 per receipt (or $971.70) per underlying Class A Unit), 4,758 Class B Units and 250 General Partnership Units, both at an average price of $1,318 per Unit, totaling approximately $58,331,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2026, the Partnership purchased a total of 18,783 Depositary Receipts. The average price was $60.49 per receipt, or $1,814.70 per unit. The cost including commission was approximately $1,136,000. The partnership was required to repurchase 148.7 Class B Units and 7.8 General Partnership units at a cost of $269,188 and $14,168, respectively.

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

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2026, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2026 as follows:

Commercial
Property Leases
2027	$3,409,505
2028	2,874,731
2029	2,268,104
2030	1,697,845
2031	1,589,218
Thereafter	6,164,663
$18,004,066

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $800,000 and $679,000 for the nine months ended September 30, 2026 and 2025 respectively. Trader Joe’s and Blue Pearl, a tenant at 653 Worcester Road, Framingham, Massachusetts, are approximately 35% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2027	$835,544	40,318	26	20%
2028	448,498	12,569	9	11%
2029	882,944	27,125	14	21%
2030	164,448	5,378	4	4%
2031	144,651	3,671	4	4%
2032	—	—	—	—%
2033	110,600	1,106	1	3%
2034	533,784	20,897	2	13%
2035	55,524	3,785	1	1%
2036	829,476	27,140	2	20%
Thereafter	118,245	—	1	3%
Totals	$4,123,714	141,989	64	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $630,000 and $879,000 at September 30, 2026 and December 31, 2025. Included in rents receivable at September 30, 2026 is approximately $31,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2026 and 2025, cash paid for interest was approximately $16,511,000, and $12,403,000, respectively. Cash paid for state income taxes was approximately $57,000 and $155,000 during the nine months ended September 30, 2026 and 2025, respectively. In 2025, the Partnership acquired construction in progress through accounts payable and accruals, which represented a non-cash investing activity of approximately $3,577,000. Interest capitalized amounted to approximately $617,000 for the nine months ended September 30, 2025. There was no interest expense capitalized for the nine months ended September 30, 2026. The Partnership purchased the Hill Estates property partially through a mortgage payable which represents noncash Investing and Financing activities of $67,500,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2026 and December 31, 2025, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2026 and December 31, 2025 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2026 and December 31, 2025 we estimated the fair value of our mortgage payable, derivative financial instrument, and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2026 and December 31, 2025, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so. At September 30, 2026 and at December 31, 2025, the Partnership’s line of credit had an outstanding balance of zero.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

	September 30, 2026		Dec 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash equivalents	22,579,265	22,579,265	26,668,978	26,668,978
Total Assets	22,579,265	22,579,265	26,668,978	26,668,978

Liabilities
Mortgage payable *
- Partnership properties	522,186,323	460,161,675	527,596,824	488,368,589
- Investment properties	174,097,891	164,612,326	174,200,747	169,130,067
Total Liabilities	696,284,214	624,774,001	701,797,571	657,498,656

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2026 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Partnership’s variable rate debt. During the next 12 months, the Partnership estimates approximately $81,000 will be reclassified as a decrease to interest expense.

As of September 30, 2026, the Partnership had one interest rate swap outstanding with a notional amount of approximately $519,000 designated as cash flow hedges of interest rate risk. As of September 30, 2026, the Partnership did not have any interest rate derivatives in a net liability position.

The table below presents the fair value of the Partnership’s derivative financial instruments, as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	Fair Value
Asset Derivatives designated	September 30,	December 31,
as hedging instruments	2026	2025	Balance sheet location
Interest rate swaps	$518,949	$210,740	Prepaid Expenses and Other Assets

The table below presents the effect the Partnership’s derivative financial instruments on the consolidated statements of income for the quarters ended September 30, 2026 and 2025.

			Location of Gain
			or (Loss)	Amount of Gain			Total Amount of
			Reclassified	or (Loss)		Location of Gain	Interest Expense
	Amount of Gain		from	Reclassified		or (Loss) Recognized	presented in the
Derivatives in Cash Flow	or (Loss) Recognized		Accumulated	from Accumulated		in Income on	consolidated statements
Hedging Relationships	in OCI on Derivative		OCI Into Income	OCI into Income		Derivative	of operations
Three Months Ended September 30,	2026	2025		2026	2025		2026	2025

Interest rate swaps	$225,139	$(26,311)	Interest expense	$—	$—	Interest and other investment income (loss)	$(5,742,070)	$(5,449,905)

Nine Months Ended September 30,

Interest rate swaps	$308,209	$(220,225)	Interest expense	$—	$—	Interest and other investment income (loss)	$(17,186,086)	$(13,377,493)

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2026, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2022 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At September 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $125,000,000.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. On September 30, 2025, the property was refinanced with a 10 year mortgage in the amount of $12,214,000 at a fixed rate of 5.610% interest only. The Joint Venture paid off the prior mortgage of approximately $10,000,000 with the proceeds of the new mortgage and held the remaining $2,210,000 at the property as cash reserves. The costs associated with the refinancing were approximately $170,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $12,214,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2026, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. On April 18, 2024 the Borrower and KeyBank executed amended loan documents reflecting the transfer of interest in the Borrower. In conjunction with the execution of the amended loan documents, KeyBank provided a courtesy reduction equal to 50% of the transfer fee. In August 2024, the property was refinanced with a 10 year mortgage in the amount of $23,589,000 at 5.425% interest only. The Joint Venture paid off the prior mortgage of approximately $16,900,000 with the proceeds of the new mortgage and distributed $2,000,000 to the Partnership. The costs associated with the refinancing were approximately $243,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2026, the balance of the mortgage before unamortized deferred finance is $23,589,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2026, the balance of this mortgage before unamortized deferred financing costs is approximately $7,800,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,682,305	$2,576,967	$3,616,392	$66,051	$3,721,129	$12,818,784	$67,039,966	$95,521,594
Cash & Cash Equivalents	1,359,981	104,028	63,420	21,368	1,024,960	527,885	7,913,161	11,014,803
Rent Receivable	106,730	45,929	12,979	4,038	13,838	62,327	238,791	484,632
Real Estate Tax Escrow	74,962	—	69,212	—	37,290	—	—	181,464
Prepaid Expenses & Other Assets	199,147	20,098	99,730	933	66,321	413,558	2,521,917	3,321,704
Total Assets	$7,423,125	$2,747,022	$3,861,733	$92,390	$4,863,538	$13,822,554	$77,713,835	$110,524,197
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,061,030	$—	$7,788,482	$—	$5,959,423	$23,396,661	$124,892,295	$174,097,891
Accounts Payable & Accrued Expense	119,657	3,000	105,352	2,914	71,246	223,804	734,251	1,260,224
Advance Rental Pmts & Security Deposits	371,005	—	285,675	9,026	157,180	541,144	2,597,779	3,961,809
Total Liabilities	12,551,692	3,000	8,179,509	11,940	6,187,849	24,161,609	128,224,325	179,319,924
Partners’ Capital	(5,128,567)	2,744,022	(4,317,776)	80,450	(1,324,311)	(10,339,055)	(50,510,490)	(68,795,727)
Total Liabilities and Capital	$7,423,125	$2,747,022	$3,861,733	$92,390	$4,863,538	$13,822,554	$77,713,835	$110,524,197
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,372,011	$—	$40,225	$—	$—	$—	1,412,236
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(2,564,284)	$—	$(2,158,888)	$—	$(662,156)	$(5,169,528)	$(20,204,196)	(30,759,051)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,346,815)
Total units/condominiums
Apartments	48	—	40	—	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,497,116	$183,142	$1,362,333	$83,415	$1,159,657	$3,296,490	$13,524,547	$21,106,700
Laundry and Sundry Income	11,395	—	23	—	55	43,214	134,603	189,290
	1,508,511	183,142	1,362,356	83,415	1,159,712	3,339,704	13,659,150	21,295,990
Expenses
Administrative	19,241	14,507	29,201	3,392	12,207	60,944	176,752	316,244
Depreciation and Amortization	347,336	8,160	265,239	2,448	266,729	929,457	2,818,092	4,637,461
Management Fees	62,203	7,824	56,012	3,247	46,121	132,199	266,685	574,291
Operating	203,310	—	110,162	357	139,625	468,203	1,154,913	2,076,570
Renting	50,260	—	48,970	97	9,835	84,330	140,247	333,739
Repairs and Maintenance	166,142	1,000	120,606	—	119,700	541,151	1,588,174	2,536,773
Taxes and Insurance	229,500	60,359	151,019	16,183	142,224	421,378	2,164,597	3,185,260
	1,077,992	91,850	781,209	25,724	736,441	2,637,662	8,309,460	13,660,338
Income Before Other Income	430,519	91,292	581,147	57,691	423,271	702,042	5,349,690	7,635,652
Other Income (Loss)
Interest Expense	(536,488)	—	(238,299)	—	(176,989)	(998,753)	(3,795,930)	(5,746,459)
Interest Income	27,922	802	3,518	346	12,646	13,771	156,022	215,027
	(508,566)	802	(234,781)	346	(164,343)	(984,982)	(3,639,908)	(5,531,432)
Net (Loss) Income	$(78,047)	$92,094	$346,366	$58,037	$258,928	$(282,940)	$1,709,782	$2,104,220
Net (Loss) Income —NERA 50%	$(39,024)	$46,047	$173,183	$29,019	$129,464	$(141,470)		197,219
Net Income —NERA 40%							$683,913	683,913
								$881,132

Financial information for the three months ended September 30, 2026

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$481,146	$61,335	$448,854	$27,536	$391,765	$1,118,547	$4,371,085	$6,900,268
Laundry and Sundry Income	3,891	—	—	—	62	14,827	38,675	57,455
	485,037	61,335	448,854	27,536	391,827	1,133,374	4,409,760	6,957,723
Expenses
Administrative	6,245	2,214	6,812	870	2,962	18,084	64,067	101,254
Depreciation and Amortization	116,457	2,720	88,546	816	89,755	312,159	944,286	1,554,739
Management Fees	19,639	2,666	18,099	1,083	15,787	46,810	85,698	189,782
Operating	58,292	—	29,192	134	24,722	134,215	291,558	538,113
Renting	28,738	—	31,107	32	665	35,682	83,938	180,162
Repairs and Maintenance	61,228	—	67,347	—	39,199	161,735	871,509	1,201,018
Taxes and Insurance	75,099	18,820	50,590	5,023	46,936	134,988	766,222	1,097,678
	365,698	26,420	291,693	7,958	220,026	843,673	3,107,278	4,862,746
Income Before Other Income	119,339	34,915	157,161	19,578	171,801	289,701	1,302,482	2,094,977
Other Income (Loss)
Interest Expense	(181,970)	—	(80,107)	—	(60,323)	(339,811)	(1,269,869)	(1,932,080)
Interest Income	7,472	307	670	90	4,736	4,125	60,495	77,895
	(174,498)	307	(79,437)	90	(55,587)	(335,686)	(1,209,374)	(1,854,185)
Net (Loss) Income	$(55,159)	$35,222	$77,724	$19,668	$116,214	$(45,985)	$93,108	$240,792
Net (Loss) Income —NERA 50%	$(27,580)	$17,611	$38,862	$9,834	$58,107	$(22,992)		73,843
Net Income —NERA 40%							$37,243	37,243
								$111,086

Future annual mortgage maturities at September 30, 2026 are as follows:

At September 30, 2026, the weighted average interest rate on the above mortgages was 4.3%. The effective rate was 4.4% including the amortization expense of deferred financing costs

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2027	$	$266,775	$—	$	$—	$266,775
9/30/2028	—	7,533,359	—	—	125,000,000	132,533,359
9/30/2029	—		—	—	—	—
9/30/2030	—	—	—	—	—	—
9/30/2031	—	—	—	—	—	—
Thereafter	12,214,000	—	6,000,000	23,589,000	—	41,803,000
	12,214,000	7,800,134	6,000,000	23,589,000	125,000,000	174,603,134
Less: unamortized deferred financing costs	(152,970)	(11,652)	(40,577)	(192,339)	(107,705)	(505,243)
	$12,061,030	$7,788,482	$5,959,423	$23,396,661	$124,892,295	$174,097,891

Summary financial information at September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$5,298,785	$2,578,834	$3,944,259	$69,315	$3,781,556	$13,372,001	$69,368,454	$98,413,204
Cash & Cash Equivalents	2,957,779	64,506	100,046	14,268	618,244	287,451	4,731,097	8,773,391
Rent Receivable	153,153	62,810	10,492	895	13,286	35,349	145,272	421,257
Real Estate Tax Escrow	70,289	—	79,926	—	36,067	—	—	186,282
Prepaid Expenses & Other Assets	397,786	29,387	92,822	939	78,424	319,765	2,506,742	3,425,865
Total Assets	$8,877,792	$2,735,537	$4,227,545	$85,417	$4,527,577	$14,014,566	$76,751,565	$111,219,999
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$12,044,033	$—	$8,038,487	$—	$5,951,240	$23,372,366	$124,827,672	$174,233,798
Accounts Payable & Accrued Expense	222,266	7,000	105,473	2,702	70,503	222,068	772,803	1,402,815
Advance Rental Pmts& Security Deposits	349,841	—	280,627	—	159,475	476,085	3,102,500	4,368,528
Total Liabilities	12,616,140	7,000	8,424,587	2,702	6,181,218	24,070,519	128,702,975	180,005,141
Partners’ Capital	(3,738,348)	2,728,537	(4,197,042)	82,715	(1,653,641)	(10,055,953)	(51,951,410)	(68,785,142)
Total Liabilities and Capital	$8,877,792	$2,735,537	$4,227,545	$85,417	4,527,577	$14,014,566	$76,751,565	$111,219,999
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,364,269	$—	$41,358	$	$	$	$1,405,626
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,869,173)	$—	$(2,098,520)	$—	$(826,821)	$(5,027,977)	$(20,780,565)	(30,603,056)
Total Investment in Unconsolidated Joint Ventures (Net)								$(29,197,430)
Total units/condominiums
Apartments	48	—	40	0	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	1	42	148	409	690

Financial information for the nine months ended September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,470,949	$181,413	$1,408,071	$77,219	$1,130,131	$3,281,200	$13,440,970	$20,989,953
Laundry and Sundry Income	8,663	—	—	—	—	42,236	132,144	183,043
	1,479,612	181,413	1,408,071	77,219	1,130,131	3,323,436	13,573,114	21,172,996
Expenses
Administrative	21,935	16,709	51,056	3,644	19,647	61,488	207,905	382,384
Depreciation and Amortization	347,980	8,782	263,284	2,448	258,384	862,702	2,754,240	4,497,820
Management Fees	60,368	7,586	54,542	3,119	44,637	129,432	280,331	580,015
Operating	247,428	—	78,253	153	106,961	438,652	1,106,892	1,978,339
Renting	48,517	—	68,595	100	10,367	100,356	170,809	398,744
Repairs and Maintenance	153,000	—	150,284	—	103,949	484,553	1,467,823	2,359,609
Taxes and Insurance	222,225	51,806	144,757	14,405	123,509	368,068	2,093,980	3,018,750
	1,101,453	84,883	810,771	23,869	667,454	2,445,251	8,081,980	13,215,661
Income Before Other Income	378,159	96,530	597,300	53,350	462,677	878,185	5,491,134	7,957,335
Other Income (Loss)
Interest Expense	(521,484)	—	(246,058)	—	(176,777)	(997,081)	(3,851,742)	(5,793,142)
Interest Income	26,694	1,019	5,034	413	8,666	12,418	122,995	177,239
	(494,790)	1,019	(241,024)	413	(168,111)	(984,663)	(3,728,747)	(5,615,903)
Net (Loss) Income	$(116,631)	$97,549	$356,276	$53,763	$294,566	$(106,478)	$1,762,387	$2,341,432
Net (Loss) Income —NERA 50%	$(58,316)	$48,775	$178,138	$26,882	$147,283	$(53,239)		289,523
Net Income —NERA 40%							$704,956	704,956
								$994,478

Financial information for the three months ended September 30, 2025

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$472,600	$60,471	$447,773	$27,384	$387,047	$1,105,154	$4,508,796	$7,009,225
Laundry and Sundry Income	3,572	—	—	—	—	13,025	38,160	54,757
	476,172	60,471	447,773	27,384	387,047	1,118,179	4,546,956	7,063,982
Expenses
Administrative	6,745	14,699	29,496	768	3,278	13,125	64,311	132,422
Depreciation and Amortization	116,036	2,927	88,624	816	87,438	289,528	930,368	1,515,737
Management Fees	20,677	2,529	17,850	1,060	15,059	43,402	93,941	194,518
Operating	75,015	—	11,005	94	26,475	148,150	372,844	633,583
Renting	38,300	—	32,318	31	1,100	45,879	123,593	241,221
Repairs and Maintenance	68,156	—	81,494	—	42,527	188,692	730,578	1,111,447
Taxes and Insurance	73,470	17,033	48,758	4,668	43,017	127,614	664,254	978,814
	398,399	37,188	309,545	7,437	218,894	856,390	2,979,889	4,807,742
Income Before Other Income	77,773	23,283	138,228	19,947	168,153	261,789	1,567,067	2,256,240
Other Income (Loss)
Interest Expense	(177,126)	—	(81,196)	—	(59,555)	(336,135)	(1,312,036)	(1,966,048)
Interest Income	7,222	337	1,137	125	3,706	3,597	47,857	63,981
	(169,904)	337	(80,059)	125	(55,849)	(332,538)	(1,264,179)	(1,902,067)
Net (Loss) Income	$(92,131)	$23,620	$58,169	$20,072	$112,304	$(70,749)	$302,888	$354,173
Net (Loss) Income —NERA 50%	$(46,066)	$11,810	$29,085	$10,036	$56,152	$(35,375)		25,643
Net Income —NERA 40%							$121,155	121,155
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

The amounts contributed by employees are immediately vested and non-forfeitable. The Partnership matches 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2026 was $57,000.

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

NOTE 19. SUBSEQUENT EVENTS

On July 31, 2026, the Partnership paid down the outstanding loan balance of Hamilton Battlegreen of approximately $3.4 million. On October 22, 2026, the Partnership refinanced the property, with a $9,000,000 loan, which has a term of three years, interest only, at a variable interest rate of one month SOFR plus 1.55%.

On November 5, 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on December 31, 2026.

From October 1, 2026 through November 5, 2026, the Partnership has purchased 1,038 Depository Receipts.

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

The vacancy rate for the Partnership’s residential properties as of November 1, 2026 was 2.42% as compared with a vacancy rate of 3.25% as of November 1, 2025. The vacancy rate for the Joint Venture properties as of November 1, 2026 was 9.01%, as compared to 0.7% for the same period last year. The Boston area rental market is currently experiencing elevated vacancy rates, and NERA has responded aggressively to keep vacancy below the Boston area’s current availability rates.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year.

During the third quarter of 2026, rents increased an average of 2.8% for renewals and decreased an average of 5.1% for new leases. For the balance of 2026, management expects a rental market with slowing rent growth.

For the third quarter of 2026, consolidated revenue, excluding Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed property), increased by 0.1%, operating expenses increased by 5.0%, and Income before Other Income (Expense) decreased by 11.1%, as compared to the third quarter of 2025.

On November 21, 2024, the Partnership entered into an agreement with Brookline Bank for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the SOFR Rate for a period of one month plus the applicable margin of 2.5%. The loan covenants include a leverage ratio not to exceed 65%, a debt service coverage ratio of not less than 1.5 to 1.0, maximum usage of 1.5 times trailing 12 months EBITDA, minimum liquidity of $15 million, and a minimum debt yield of 8.5%. The Partnership incurred a commitment fee of $125,000. The Partnership will be charged annually an unused line fee, equal to seventy-five basis points (0.75%) of the difference between the maximum availability and the outstanding principal of the line of credit. This fee is waived for any period in which the Partnership maintains aggregate deposits of twenty million dollars with the Lender. The loan agreement requires annual testing of the loan-to-value (“LTV”) covenant as of December 31. The Partnership was in compliance with this covenant at the most recent annual testing date, December 31, 2025. The next annual testing date is December 31, 2026. The lender has confirmed that no breach of the LTV covenant has occurred. Accordingly, the Partnership believes it was in compliance with all applicable financial covenants under its loan agreements as of September 30, 2026.

From the start of the Stock Repurchase Program in 2007 through September 30, 2026, the Partnership has purchased 1,578,192 Depositary Receipts. During the nine months ended September 30, 2026, the Partnership purchased a total of 18,783 Depositary Receipts.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2026, tenant renewals were approximately 72% with an average rental increase of approximately 3.1%, new leases accounted for approximately 28% with a rental rate decrease of approximately 4.2%. During the nine months ended September 30, 2026, leasing commissions were approximately $1,382,000 compared to approximately $686,000 for the nine months ended September 30, 2025, an increase of approximately $696,000 (101.6%). Tenant concessions were approximately $79,000 for the nine months ended September 30, 2026, compared to approximately $52,000 for the nine months ended September 30, 2025, an increase of approximately $27,000 (51.9%). Tenant improvements were approximately $3,411,000 for the nine months ended September 30, 2026, compared to approximately $2,675,000 for the nine months ended September 30, 2025, an increase of approximately $736,000 (27.5).

Hamilton accounted for approximately 1.1% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2026 and 1.5% during the nine months ended September 30, 2025. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $159,000 (27.5%) and approximately $92,000 (50.5%) of the legal services paid for by the Partnership during the nine months ended September 30, 2026 and 2025, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2026, Hamilton provided the Partnership approximately $360,000 in construction and architectural services, compared to approximately $1,075,000 for the nine months ended September 30, 2025.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2026 and 2025, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 and September 30, 2025

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $4,697,000 during the three months ended September 30, 2026, compared to approximately $4,744,000 for the three months ended September 30, 2025, a decrease of approximately $47,000 (1.0%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2026	November 1, 2025
Residential
Units	3,430	3,358
Vacancies	83	109
Vacancy rate	2.4%	3.2%
Commercial
Total square feet	140,991	159,266
Vacancy	7,245	10,767
Vacancy rate	5.14%	6.80%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2026		2025
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$24,038	$24,038	$23,491	$23,491
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$244	$244	$213	$213

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Dollar	Percent
	2026	2025	Change	Change
Revenues
Rental income	$24,037,856	$23,491,296	$546,560	2.3%
Laundry and sundry income	202,850	195,375	7,475	3.8%
	24,240,706	23,686,671	554,035	2.3%
Expenses
Administrative	837,644	871,135	(33,491)	(3.8%)
Depreciation and amortization	6,987,779	7,374,701	(386,922)	(5.2%)
Management fee	942,883	908,425	34,458	3.8%
Operating	2,038,313	1,601,327	436,986	27.3%
Renting	840,855	488,217	352,638	72.2%
Repairs and maintenance	4,560,052	4,587,034	(26,982)	(0.6%)
Taxes and insurance	3,335,504	3,111,531	223,973	7.2%
	19,543,030	18,942,370	600,660	3.2%
Income Before Other Income (Expense)	4,697,676	4,744,301	(46,625)	(1.0%)
Other Income (Expense)
Interest income	90,138	36,981	53,157	143.7%
Interest expense	(5,742,070)	(5,449,905)	(292,165)	5.4%
Income from investments in unconsolidated joint ventures	111,086	146,795	(35,709)	(24.3%)
	(5,540,846)	(5,266,129)	(274,717)	5.2%
Net (Loss)	$(843,170)	$(521,828)	$(321,342)	61.6%

Rental income for the three months ended September 30, 2026 was approximately $24,038,000, compared to approximately $23,491,000 for the three months ended September 30, 2025, an increase of approximately $547,000 (2.3%). Excluding the change in the increase in net rental income from Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed), of approximately $518,000, net rental income increased approximately $29,000 (0.1%). The Partnership properties with the largest increases in rental income include Hamilton Oaks, Clovelly Apartments, and WCB Associates, with increases of $114,000, $75,000, and $44,000, respectively, partially offset by decreases at 62 Boylston, and Residences at Captain Parker of approximately $170,000 and $67,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2026 were approximately $19,543,000 compared to approximately $18,942,000 for the three months ended September 30, 2025, an increase of approximately $601,000 (3.2%). Excluding the change in net operating expenses from Hill Estates, two sold commercial properties, and the Mill Street Heights (newly constructed) property of approximately $124,000, operating expenses were approximately $15,159,000, an increase of approximately $724,000 (5.0%). The factors contributing to the increase are an increase in operating expenses of approximately $345,000 (24.6%), which include an increase in trash removal of approximately $302,000 (536.9%) due to a $290,000 settlement received during the three months ended September 30,2025, an increase in renting expense of approximately $256,000 ( 54.7%), which include an increase in rental commissions of approximately $181,000 (49.8%), and an increase in taxes and insurance of approximately $170,000 (6.4%).

Interest expense for the three months ended September 30, 2026 was approximately $5,742,000 compared to approximately $5,450,000 for the three months ended September 30, 2025, an increase of approximately $292,000 (5.4%). The increase was due to the interest expense incurred for the mortgage on the newly constructed property at Mill Street Heights.

Interest and dividend income for the three months ended September 30, 2026 was approximately $90,000 compared to approximately $37,000 for the three months ended September 30, 2025, an increase of approximately $53,000 (143.7%).

At September 30, 2026, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $111,000 for the three months ended September 30, 2026, compared to net income of approximately $147,000 for the three months ended September 30, 2025. Included in the income for the three months ended September 30, 2026 is depreciation and amortization expense of approximately $683,000.

As a result of the changes discussed above, there was a net loss for the three months ended September 30, 2026 of approximately $843,000 compared to a net loss of approximately $522,000 for the three months ended September 30, 2025, a decrease in net income of approximately $321,000 (61.6%).

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Change	Change
Revenues
Rental income	$72,177,913	$65,025,406	$7,152,507	11.0%
Laundry and sundry income	627,258	590,267	36,991	6.3%
	72,805,171	65,615,673	7,189,498	11.0%
Expenses
Administrative	3,123,463	2,160,314	963,149	44.6%
Depreciation and amortization	23,054,799	15,754,431	7,300,368	46.3%
Management fee	2,786,306	2,561,266	225,040	8.8%
Operating	9,476,858	6,583,851	2,893,007	43.9%
Renting	1,872,012	1,022,744	849,268	83.0%
Repairs and maintenance	12,025,580	10,927,118	1,098,462	10.1%
Taxes and insurance	10,229,917	8,564,628	1,665,289	19.4%
	62,568,935	47,574,352	14,994,583	31.5%
Income Before Other Income ( Expense)	10,236,236	18,041,321	(7,805,085)	(43.3)%
Other Income (Expense)
Interest income	311,530	1,765,468	(1,453,938)	(82.4%)
Interest (expense)	(17,186,086)	(13,377,493)	(3,808,593)	28.5%
Income from investments in unconsolidated joint ventures	881,132	994,475	(113,343)	(11.4%)
(Loss) on sale of real estate	(150,963)	—	(150,963)
	(16,144,387)	(10,617,550)	(5,526,837)	52.1%
Net (Loss) Income	$(5,908,151)	$7,423,771	$(13,331,922)	(179.6%)

Rental income for the nine months ended September 30, 2026 was approximately $72,178,000, compared to approximately $65,025,000 for the nine months ended September 30, 2025, an increase of approximately $7,153,000 (11.0%). Excluding the change in net rental income from the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed), of approximately $6,689,000, net rental income increased approximately $464,000 (0.7%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include Hamilton Oaks, WCB Associates, Clovelly Apartments, and River Drive, with increases of $261,000, $164,000, $126,000, and $86,000 respectively, partially offset by decreases at Commonwealth 1144, Residences at Captain Parker and Mill Street Gardens, of approximately $226,000, $93,000 and $92,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2026 were approximately $62,569,000 compared to approximately $47,574,000 for the nine months ended September 30, 2025, an increase of approximately $14,995,000 (31.5%). Excluding the change in net operating expenses for the Hill Estates, two sold commercial properties, and Mill Street Heights (newly constructed) properties of approximately $10,445,000, net operating expenses increased approximately $4,550,000 (10.7%). The factors contributing to the increase are an increase in operating expenses of approximately $2,020,000, which include an increase in snow removal costs of approximately $1,048,000, (106.0%), an increase in trash removal of approximately $388,000 (134.6%), and an increase in utility expenses of approximately $498,000 (12.7%), an increase in administrative expenses of approximately $824,000 (39.2%), including an increase in legal costs related to a tenant complaint ($200,000) and public policy contributions related to a residential housing regulatory matter in the Greater Boston area ($420,000), and an increase in taxes and insurance expense of approximately $533,000 (6.6%).

Interest expense for the nine months ended September 30, 2026 was approximately $17,186,000 compared to approximately $13,377,000 for the nine months ended September 30, 2025, an increase of approximately $3,809,000 (28.5%). The increase was due to the interest expense incurred when the Partnership borrowed an additional $40,000,000 in May, 2025 at an interest rate of 5.99% on the Master Credit Facility, the mortgages incurred upon the acquisition of Hill Estates, the additional loan for Hill Estates of approximately $67,656,000, and the newly constructed property at Mill Street Heights of $17,500,000.

Interest and dividend income for the nine months ended September 30, 2026 was approximately $311,000 compared to approximately $1,765,000 for the nine months ended September 30, 2025, a decrease of approximately $1,454,000 (82.4%). The decrease in the interest income is due to the use of Investment in U.S. Treasury bills to acquire the Hill Estates property in June of 2025.

At September 30, 2026, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 15 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 15 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $881,000 for the nine months ended September 30, 2026, compared to net income of approximately $994,000 for the nine months ended September 30, 2025, a decrease in income of approximately $113,000 (11.4%). Included in the income for the nine months ended September 30, 2026 is depreciation and amortization expense of approximately $2,037,000.

As a result of the changes discussed above, the net loss for the nine months ended September 30, 2026 was approximately $5,908,000 compared to net income of approximately $7,424,000 for the nine months ended September 30, 2025, a decrease in net income of approximately $13,332,000 (179.6%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2026 was the collection of rents. The Partnership’s principal source of cash during the first nine months of 2025 was the proceeds from the increase in mortgage notes payable, the liquidation of U.S Treasury bills, and the collection of rents.

The Partnership’s principal use of cash during the first nine months of 2026 was improvements to rental properties, mortgage principal payments, the repurchase of depositary receipts, and distributions to partners. The Partnership’s principal use of cash during the first nine months of 2025 was the purchase of a new property, construction of the Mill Street Development property, improvements to rental properties, mortgage principal payments, purchases of U.S. Treasury bills, and distributions to partners.

The majority of cash and cash equivalents of $22,579,265 at September 30, 2026 and $26,668,978 at December 31, 2025 was held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $4,089,713 for the nine months ended September 30, 2026 is summarized as follows:

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$13,066,424	$20,355,501
Cash (used in) investing activities	(5,738,900)	(44,941,261)
Proceeds from mortgage notes payable	—	57,429,410
Principal payments of mortgage notes payable	(5,828,657)	(21,274,632)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,419,493)	(398,471)
Distributions paid	(4,169,087)	(15,412,282)
Net (decrease) in cash and cash equivalents	$(4,089,713)	$(4,241,735)

The cash provided by operating activities is approximately $13,066,000. The cash used in investing activities is primarily for the improvement of rental properties, offset by the sale of two commercial properties. The cash used in financing activities include mortgage principal payments and distributions to partners, and repurchase of depositary receipts.

During 2026, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $8,948,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Hill Estates, 62 Boylston, Hamilton Green, Hamilton Oaks, and Hamilton Battlegreen, at a cost of approximately $2,366,000, $1,125,000, $1,013,000, $530,000, and $426,000, respectively.

During the nine months ended September 30, 2026, the Partnership received distributions of approximately $840,000 from the investment properties. For the nine months ended September 30, 2025, the Partnership received $1,078,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $300,000 and $600,000, 345 Franklin of approximately $245,000 and $215,000,and Hamilton Essex of approximately $225,000 and $0 respectively, for the nine months ended September 30, 2026 and 2025.

In November 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on December 30, 2026. In August 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on September 30, 2026. In May 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on June 30, 2026. In March 2026, the Partnership approved a quarterly distribution of $12.00 per Unit ($0.40 per Receipt), payable on March 31, 2026.

The Partnership anticipates that cash from operations, proceeds from loan refinancings, and availability under the line of credit should be sufficient to fund its current operations, pay distributions, and make required debt payments.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2026, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. As of September 30, 2026, our proportionate share of the non-recourse debt related to these investments was approximately $74,802,000. See Note 15 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2026, we are subject to debt obligations as described in the table below.

	Payments due by period
	2027	2028	2029	2030	2031	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$3,226,516	69,807,699	49,316,100	839,312	870,142	401,142,132	$525,201,901
Total Contractual Obligations	$3,226,516	$69,807,699	$49,316,100	$839,312	$870,142	$401,142,132	$525,201,901

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

As of September 30, 2026, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $699,805,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including any outstanding draws under the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have no variable rate debt as of September 30, 2026. The increase or decrease in fair value of the Partnership’s fixed rate debt as of September 30, 2026 would be approximately $22,950,000 if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 15 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Issuer Purchase of Equity Securities during the third quarter of 2026:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
July 1-31, 2026	$57.28	673	423,715
August 1-31, 2026	$55.96	417	423,298
September 1-30, 2026	$53.64	1,492	421,806
Total		2,582

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

From August 20, 2007 through September 30, 2026, the Partnership has repurchased 1,578,192 Depositary Receipts at an average price of $32.39 per receipt (or $971.70) per underlying Class A Unit), 4,758 Class B Units and 250 General Partnership Units, both at an average price of $1,318 per Unit, totaling approximately $58,331,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2026, the Partnership purchased a total of 18,783 Depositary Receipts. The average price was $60.49 per receipt, or $1,814.85 per unit. The cost including commission was approximately $1,136,000. The partnership was required to repurchase 148.7 Class B Units and 7.8 General Partnership units at a cost of $269,188 and $14,168, respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 6, 2026
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 6, 2026
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	November 6, 2026
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	November 6, 2026
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 6, 2026
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	November 6, 2026
Sally Michael

/s/ DAVID REIER	Director of the General Partner	November 6, 2026
David Reier